Form 10QSB
period 1999-09-30
FLEXEMESSAGING COM INC/NEW
filed 1999-12-30
CIK 1093071

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                          -----------------------------

                                   FORM 10-QSB
                          -----------------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For Quarter ended September 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

                         Commission File Number: 0-27059
                          ----------------------------

                            FLEXEMESSAGING.COM, INC.
                          -----------------------------
                 (Name of Small Business Issuer in its charter)

                   Idaho                               82-0485978
                   -----                               ----------
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)          Identification No.)

            Level 27 Grosvenor Place
            225 George Street
            Sydney, Australia                            NSW 2000
            ------------------------                   -------------
            (Address of principal executive offices)    (Zip code)

                 Issuer's telephone number: (011) 61 2 9250-8888
                                 ---------------

Securities to be registered pursuant to Section 12(b) of the Act:   none
Securities to be registered pursuant to Section 12(g) of the Act:   Common Stock

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

As of December 27, 1999, there were 10,400,000 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Unaudited Consolidated Balance Sheet as of September 30, 1999

            Unaudited Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998

            Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 1999 and 1998

            Notes to the Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Part II - Other Information:

Item 6.     Exhibits

            Ex. 27 Financial  Data  Schedule - Three months ended  September 30,
            1999

Signatures

PART I      FINANCIAL INFORMATION


ITEM 1.     Financial Statements


For financial accounting purposes, as a result of the reverse acquisition by Flexemessaging.com, Inc. (the "Company") of the business assets of Trade Wind Communications Limited ("TWC"), consisting of the stock of Trade Wind Group Pty Ltd., the financial statements presented herein are the consolidated financial statements of the Company for the three months ended September 30, 1999 and 1998.

The Company has two divisions: Voice and Data Division and FlexiFax Division operating under the trade name of FlexiFax Global Services. Voice and Data Systems is a specialist supplier and integrator of voice communication systems and decision support applications for dealing rooms, emergency services and other organizations with mission-critical needs. FlexiFax Global Services operates an enhanced fax broadcast service over a global network. FlexiFax specializes in quality fax broadcasts generated from customers' desktops for delivery to any destination in the world.

Flexemessaging.com, Inc
Consolidated Balance Sheets
                                                         Note         Unaudited
                                                                    30 September
                                                                        1999
--------------------------------------------------------------------------------
Assets                                                                   $

Current
            Cash                                                      240,425
            Receivables                                             2,302,225
            Inventory                                                 386,266
            Costs on projects not yet billed                          341,561
                                                                   ----------
                                                                    3,270,477
                                                                   ----------

Capital assets                                                        978,225
Goodwill                                                                6,636
Other                                                                  20,453
                                                                   ----------
                                                                    1,005,314
                                                                   ----------
                                                                    4,275,791

--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current

            Trade Creditors                                         1,354,566
            Sundry creditors and accruals                             600,671
            Customer deposits                                         814,777
            Unearned maintenance revenue                              213,998
            Current portion of lease obligations                       31,143
            Loan payable on securitization of debt                     76,277
                                                                   ----------
                                                                    3,091,432
                                                                   ----------
Non Current

            Non current portion of lease obligations                   21,611
            Loans payable                                        2    724,363
            Employee entitlements payable                             134,019
                                                                   ----------
                                                                      879,993
                                                                   ----------

Total Liabilities                                                   3,971,425
                                                                   ----------

Shareholders' Equity

            Common Stock, $0.001 par value; 20,000,000 shares          10,400
            Authorized; 10,400,000 shares issued
            Preferred Stock, $0.001 par value; 5,000,000 shares          --
            Authorized; no shares issued
            Additional paid-in capital                              4,611,425
            Comprehensive income - foreign currency translation  3    168,074
            Accumulated deficit                                    (4,485,533)
                                                                   ----------
                                                                      304,366
                                                                   ----------

                                                                    4,275,791
--------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

Consolidated Statements of Loss and Comprehensive Loss

                                     Note         Unaudited         Unaudited
                                                 Three months     Three months
                                                    ended             ended
                                                 30September       30September
                                                     1999             1998
--------------------------------------------------------------------------------
                                                       $               $

Sales                                              2,077,290       2,480,940
Less:
Cost of Sales                                      1,049,520       1,338,376
                                                 -----------     -----------


Gross Profit                                       1,027,770       1,142,564



Operating Expenses
Network operating costs                               23,831          28,686
Selling, general and administrative                1,353,988       1,125,494
Depreciation and amortization                        109,893         107,117
                                                 -----------     -----------
Total operating expenses                           1,487,712       1,261,297

                                                 -----------     -----------
Loss from Operations                                (459,942)       (118,733)

Other income/(expense)
        Interest paid
            - loans - short term                     (11,014)         (8,405)
        Interest received                              1,312           2,135
                                                 -----------     -----------

Loss for the year before income tax                 (469,644)       (125,003)

Income tax expense                                      --              --
                                                 -----------     -----------

Net loss                                            (469,644)       (125,003)

Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments             (29,341)         (2,229)

                                                 -----------     -----------
Comprehensive loss                                  (498,985)       (127,232)

Net loss per share                                     (0.05)          (0.01)

Weighted average number of shares                 10,400,000       8,800,000

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

Notes on the Financial Statements
--------------------------------------------------------------------------------


Consolidated Statements of Changes in Cash Flows

                                                             Unaudited              Unaudited
                                                        Three months ended     Three months ended
                                                            30September            30September
                                                               1999                   1998

Cash provided/(used) by:                                         $                      $

Operating Activities
Operations
            Net loss for the year                           (469,644)            (125,003)
            Items not involving cash:
            Amortization                                     109,893              107,117

            Increase/(decrease) from changes in:
            Accounts receivable                             (402,511)             (65,919)
            Inventory                                        (79,896)             (67,911)
            Costs on projects not yet billed                 115,223              248,638
            Accounts payable and other                       214,899             (813,662)
            accruals
            Income taxes                                        (111)                   3
            Employee entitlement payable                       2,168               41,625
                                                            --------             --------
                                                            (509,979)            (675,112)

Investing Activities
            Investments in:
            Capital assets - net                             (41,823)            (118,387)
                                                            --------             --------
                                                             (41,823)            (118,387)
Financing Activities
            Loans raised                                     724,363                 --
            Lease payments                                    (3,405)              (3,601)
            Contribution of capital                             --                320,506
            Distributions                                    (47,643)                --
                                                            --------             --------
                                                             673,315              316,905

(Decrease)/Increase in cash                                  121,513             (476,594)
Cash at beginning of year                                    118,912              589,877
Cash at end of year                                          240,425              113,283

Supplemental non-cash investing and financing
activities
Capital lease obligations                                       --                  5,915
Interest                                                      11,014                8,405


The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


a.          Interim Financial Statements

            The Consolidated interim financial statements included herein are stated in US dollars and have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

            These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these Consolidated interim financial statements be read in conjunction with the financial statements of Flexemessaging.com Inc for the year ended June 30, 1999 and notes thereto included in the Company's registration on Form 10-SB. The Company follows the same accounting principles in preparation of interim reports.

            Results of operations for the interim periods are not indicative of annual results.


b.          Organization

            Trade Wind Communications Limited (VSE: TWC) ("TWC") entered into a business combination agreement ("Merger Agreement") on February 5, 1999 with Flexemessaging.com Inc. (previously Siler Ventures Inc.) and Atlantic International Capital Holdings Ltd. ("Atlantic") to complete a reverse acquisition of Flexemessaging.com Inc and a financing arrangement of $3,660,000 through the sale of Flexemessaging.com, Inc. common stock pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. TWC owned all of the stock in Trade Wind Group Pty Ltd
            (TWG) which controlled all the business assets.

            In summary, Flexemessaging.com, Inc acquired the business assets of TWC, consisting of the stock of TWG, in exchange for 8,800,000 shares of common stock of Flexemessaging.com, Inc. and Atlantic has made an interim placement of 300,000 shares of common stock of Flexemessaging.com Inc. for $750,000. Per the Merger Agreement, Atlantic is expected to place the balance of the $3,660,000 financing through the sale of Flexemessaging.com Inc.'s common stock pursuant to a private placement.

            Flexemessaging.com Inc is incorporated under the laws of Idaho. Its stock is traded on the Over the Counter Bulletin Board market, but is not registered with the US Securities and Exchange Commission or the securities commission of any state. Included in the issued stock are 600,000 shares of common stock beneficially owned by Atlantic. These shares are held in escrow and will be subject to performance by Atlantic under the terms of the Merger Agreement. The performance terms have not been met and the contract is currently under review by management.

            Trade Wind Group Pty Ltd was incorporated in Australia on September 6, 1988. Its principal activity comprises the manufacture and sale of telecommunication equipment and the provision of communication services. The majority of sales to date have concentrated in Australia and South East Asia, however with the expansion of communication services to Europe and North America, the Company is developing a global profile.

            These financial statements are stated in US dollars and have been prepared in accordance with generally accepted accounting principles in United States.

            These unaudited financial statements present figures for the Company for the three months ended September 30, 1999, and 1998.

c.          Going Concern

            The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

            The Company has incurred cumulative losses to date of $4,485,533 which includes a net loss for the current period of $469,644. The Company anticipates raising additional capital to meet its planned operational and expansion requirements over the remaining part of the financial year ending June 30, 2000. Should the appropriate level of funding not become available, then the Company will have to reduce its costs employed in various areas including its global expansion activities, network expansion, new channel marketing initiatives, R&D, sales and general marketing activities to a cost level to meet the anticipated cash needs for working capital and capital expenditure requirements. Thereafter if the Company's operation does not begin to deliver positive cashflows in amounts enough to satisfy the Company's requirements then it will be necessary for the Company to raise additional funds through bank debt, equity funding, partnering with others to share overheads, undertake appropriate divestment strategies of certain technologies for equity or cash, or through other sources of capital. Additional funding may not be available, or may not be available on terms and timing acceptable to the Company, which could have a material adverse effect on the Company's financial position, its overall business and the result of the Company's operations.

            The market for fax and messaging is very competitive and the Voice and Data business, with its large contracts is very influenced by the economic conditions pertaining in Australia at the time. The Company does not expect this to change and in fact expects it to require even greater effort to overcome in the future. The Company will therefore continue to have the need for additional funding until it reaches significant levels of revenue and margin to become cashflow positive.


d.          Loss per share

            Basic earnings per share is computed by dividing the net loss by the weighted average number of stock of common stock outstanding each year. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common stock equivalents that were outstanding during the period. For the three months ended September 30, 1999 and 1998 there were no common stock equivalents, therefore both basic and dilutive earnings per share were the same amounts for both periods. Net loss per share is calculated assuming recapitalization occurred at the beginning of the earliest period shown.



NOTE 2:     LOANS PAYABLE

            Atlantic International Capital Holdings Limited, as Agent, has advanced bridge financing in the sum of $499,500, in return for an unsecured promissory note over the Company. The loan bears interest at the rate announced, from time to time, by Nationsbank N.A. as its prime rate, plus 200 basis points, per annum. Interest is calculated on the basis of a 360-day year, but only to the extent that the unpaid principal remains outstanding. Interest accrues and is payable from the day that the Company receives net proceeds of not less than $1,500,000 from the offering described in Note 5. The Note is to be repaid on the later of commencement of trading of securities of the Company on the American Stock Exchange, NASDAQ or another exchange acceptable to the Company, or December 21, 1999. The note may be prepaid at any time without penalty or premium.

            The balance of the loan funds are unsecured with no fixed terms of repayment and do not attract interest.

NOTE 3:     COMPREHENSIVE INCOME - FOREIGN CURRENCY TRANSLATION

In accordance with SFAS 130, the accumulated comprehensive income comprises the following:

        Accumulated comprehensive income
            Balance at beginning of year                      138,733
            Foreign currency translation adjustments           29,341
                                                             ------------
            Balance at end of year                            168,074


NOTE 4:     SEGMENTED FINANCIAL INFORMATION

The Company operates two business divisions, Voice and Data Systems and FlexiFax Global Services. Voice and Data Systems is a specialist supplier and integrator of voice communications systems and decision support applications for dealing rooms, emergency services dispatch and similar operations. FlexiFax Global Services operates an enhanced fax broadcast system. It is not considered necessary to show geographic segmented financial information as on a materiality basis, all revenue has been generated from Australia. The accounting principles used to report the segment amounts is the same as that used to report the financial statements. Segmented financial information for these two divisions follows:

For the three months ended September 30, 1999

                                               Voice and Data      FlexiFax   Head Office     Consolidated

Revenue                                           1,125,377        951,913           --        2,077,290

                                               ---------------------------------------------------------

Amortization                                         31,389         71,744          6,760        109,893
                                               ---------------------------------------------------------

Segment operating profit/(loss)                    (128,080)      (279,304)       (52,558)      (459,942)

                                               ---------------------------------------------------------

Identifiable assets                               2,884,392      1,183,218        208,181      4,275,791

                                               ---------------------------------------------------------

For the three months ended September 30, 1998


Revenue                                           1,634,661        846,279           --        2,480,940

                                               ---------------------------------------------------------

Amortization                                         31,519         72,912          2,686        107,117
                                               ---------------------------------------------------------

Segment operating profit/(loss)                      56,058       (154,430)       (20,361)      (118,733)

                                               ---------------------------------------------------------


Identifiable assets                               2,589,823      1,196,906        244,908      4,031,637

                                               ---------------------------------------------------------

NOTE 5:     OUTSTANDING PRIVATE PLACEMENT

On August 30, 1999, the Company made an offering of 500,000 common shares at $3.75 per share for the raising of net proceeds of $1,725,000 by way of private placement. This offering is being made pursuant to the limited and private offering exemption set forth in Rule 506 of Regulation D under the US Securities Act of 1933, as amended and comparable exemptions from registration under applicable state securities laws. Accordingly, the Shares offered hereby will be sold only to investors who are accredited investors (as that term is defined in Regulation D of the Securities Act) The Offering will have no aggregate minimum purchase requirement. This offering closes after 180 days from the offering date or until all shares are sold whichever is the earlier. To date no shares have been sold.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this document or any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

The core elements of the Company's business are messaging and communications, represented by the Company's two operating divisions, FlexiFax and Voice & Data. The Company offers a range of quality products and solutions in both of these markets. The expansion of digital messaging is particularly strong and the FlexiFax Division is rapidly broadening its offerings to meet customer demand. Similarly, in the systems market, the convergence of computer technology with telecommunications infrastructures has created a demand for ever-increasing functionality. The Voice & Data Division markets a range of products designed to take advantage of some of these opportunities within its targeted niches of financial trading, command/control centers and call centers.

As a result of the reverse acquisition of TWG by the Company in February 1999, the financial information and financial statements presented herein are those of TWG, the accounting acquirer. Thus, the financial position and results of operation of the Company were recorded in Australian dollars, the functional currency, and have been converted to US dollars.

On August 30, 1999, the Company made an offerring of 500,000 common shares at $3.75 per share for the raising of nett proceeds of $1,725,000 by way of private placement. This offering is being made pursuant to the limited and private offering exemption set forth in Rule 506 of Regulation D under the US Securities Act of 1933, as amended and comparable exemptions from registration under applicable state securities laws. Accordingly, the Shares offered hereby will be sold only to investors who are accredited investors (as that term is defined in Regulation D of the Securities Act) The Offering will have no aggregate minimum purchase requirement. This offering closes after 180 days from the offering date or until all shares are sold whichever is the earlier. To date no shares have been sold.

Results of operations and financial position for the three months ended September 30, 1999 and 1998

Management's discussion and analysis of operations for the period ended September 30, 1999 and 1998 are on the converted US dollar figures. References have been made to certain figures before taking into account the effect of the foreign currency translation adjustment where necessary.

Consolidated Results of Operations

Consolidated revenues decreased by 16% to $2,077,290 for the three months ended September 30, 1999, compared to $2,480,940 for the three months ended September 30, 1998. Cost of sales reduced to $1,049,520, down from $1,338,376 in the prior period. Cost of sales as a percentage of revenue improved to 51%, down from 54% in the corresponding period. Total operating expenses increased 18% to $1,487,712 from $1,261,297 in the prior period. A net loss for the three months ended September 30, 1999 of $469,644 was reported, which was up from the net loss reported for the three months ended September 30, 1998 of $125,003.

A detailed explanation of the results by operating division follows.

FlexiFax Global Services Division

Revenues. FlexiFax operating revenue increased 12% to $951,913 for the three months ended September 30, 1999 from $846,279 for the three months ended September 30, 1998. Revenues generated in countries outside of the US (excluding Australia) increased by 90% while revenue generated in Australia increased by 11%. Strong growth in international markets was achieved through greater market penetration in existing areas such as the United Kingdom, Singapore and Vancouver, as well as in Switzerland, largely brought about by the establishment and growth of direct sales offices located in London and Singapore.

Cost of sales. Cost of sales comprises local access charges, leased network backbone circuit expenses, line rental, distributors' commission, software maintenance and support, and domestic, long distance and international termination charges. These are variable costs based on actual volumes. Cost of sales amounted to $546,651 for the three months ended September 30, 1999 compared to $529,115 for the prior period. Cost of sales as a percentage of revenue decreased to 58% for the three months ended September 30, 1999, compared to 63% for the corresponding period, mainly as a result of lower termination pricing being negotiated with carriers.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation and other expenses incurred in running the operation. Total operating expenses for the three months ended September 30, 1999 amounted to $660,932 compared to $370,024 in the corresponding period. Significant expenses were incurred in connection with the establishment of a direct office in London, which amounted to $84,693 for the three months ended September 30, 1999. The balance of the increase in expenditure resulted mainly from increased staff costs, largely as a result of the establishment of the Flexemedia division, for the dissemination of news releases. Depreciation decreased to $71,744 for the three months ended September 30, 1999, compared to $72,912 in the prior period.


Voice and Data Systems Division

Revenues. Revenues consist of sales from systems integration solutions for voice, call centre, electronic display, paging, call recording and data applications. Revenues decreased 31% to $1,125,377 for the three months ended September 30, 1999, from $1,634,661 for the three months ended September 30, 1998. The decrease is mainly attributable to: (1) no sales of turret systems due to the financial collapse of V Band Corp, and their subsequent acquisition by IPC Information Systems, Inc. ("IPC"). The Voice & Data division was awarded the Australian distributorship for IPC products, which was only finalized late into the quarter and as a result no IPC sales were concluded in the three months ended September 30, 1999. However, the successful conclusion of the Australian distributorship with IPC is expected to generate positive results in this financial year, with turret systems sales forecast to be significantly higher than for the fiscal 2000 year; (2) Significant customer delay (between expected order date and received order date) on a major turret deal as a result of (1) above; (3) Reduced sales activity in the Singapore region.

Cost of sales. Cost of sales consists of the purchase of third party product, necessary to complete the systems integration solution. Cost of sales for the three months ended September 30, 1999 amounted to $509,401, compared to $813,068 for the comparative quarter. Cost of sales as a percentage of revenue decreased to 45% for the current financial period down from 50% for the three months ended September 30, 1998. The decreased percentage is a result of providing a larger proportion of relocation and ancillary support and maintenance services to the V Band voice customer base as opposed to supplying larger project system sales, as well as a change in the overall revenue mix, where different product groups attract different gross margins.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation and other expenses incurred in running the operation. Total operating expenses for the three months ended September 30, 1999 amounted to $750,601 compared to $769,364 in the corresponding period. Depreciation was $31,389 for the three months ended September 30, 1999, compared to $31,519 in the prior period,

Liquidity and Capital Resources

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

The Company anticipates raising additional capital to meet its planned operational and expansion requirements over the remaining part of the financial year ending June 30, 2000. Should the appropriate level of funding not become available, then the Company will have to reduce its costs employed in various areas including its global expansion activities, network expansion, new channel marketing initiatives, R&D, sales and general marketing activities to a cost level to meet the anticipated cash needs for working capital and capital expenditure requirements. Thereafter if the Company's operation does not begin to deliver positive cashflows in amounts enough to satisfy the Company's requirements then it will be necessary for the Company to raise additional funds through bank debt, equity funding, partnering with others to share overheads, undertake appropriate divestment strategies of certain technologies for equity or cash, or through other sources of capital. Additional funding may not be available, or may not be available on terms and timing acceptable to the Company, which could have a material adverse effect on the Company's financial position, its overall business and the result of the Company's operations.

The market for fax and messaging is very competitive and the Voice and Data business, with its large contracts is very influenced by the economic conditions pertaining in Australia at the time. The Company does not expect this to change and in fact expects it to require even greater effort to overcome in the future. The Company will therefore continue to have the need for additional funding until it reaches significant levels of revenue and margin to become cashflow positive.

The Company has financed its cash requirements for operations and investments in capital assets mainly through loan finance.

As a result of operating losses, cash used in operating activities amounted to $509,979 for the three months ended September 30, 1999, compared to $675,112 for the three months ended September 30, 1998. Accounts receivable increased to $2,302,225 from $1,899,714 for the three months ended September 30, 1998 mainly as a result of an initial invoice being generated in the quarter for a large turret system, (this amount has been recognised in customer deposits). Accounts payable and other accruals increased by $214,899 compared to a decrease of $813,662 in the prior comparative period, mainly as a result of some of the funding received going towards reducing the payables to an acceptable level in the prior period.

Cash used in investing activities, consisting primarily of the purchase of capital assets, amounted to $41,823 for the three months ended September 30, 1999, and $118,387 in the corresponding period in 1998.

Cash generated from financing activities, amounted to $673,315 compared to $316,905 in the prior period primarily as a result of unsecured loans raised in the amount of $724,363. In the prior period, Trade Wind Communications Limited contributed capital in the amount of $320,506.

Uncertainty due to the Year 2000 Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Company has formulated a Y2K compliance program to test the Company's products and services for compliance. All the Company's principals who supply products have been asked for a compliance statement. However in the telecommunications environment, individual products may be compliant but their operation as a whole also depends on third parties over which the Company has no control or in some cases even input.

The cost to the Company of the Y2K compliance program has not be separated but been written off into general operating expenses and leasing costs (for equipment upgrade). Simulation tests have been made and where found necessary software and hardware applications have been upgraded. A good example of this was the upgrading of the Tandem mainframe for FlexiFax. After upgrading to Y2K application from Tandem Computers, a simulated test for satisfactory operation was carried out over a weekend period. The test simulated the date change from 1999 to 2000 on the Flexifax network applications (under FlexiFax control) for end to end performance, before and after, and all deliveries monitored. The tests proved successful. However, it cannot be over emphasized that the correct Y2K operation depends on all parts of the network, including carriers, service providers, customers (and their PCs state of readiness, etc). All components of a network need to be compliant for perfect operation.

The Company's state of readiness for Y2K

Flexifax Division. The central Tandem hub was upgraded in both hardware and software application, to a Tandem Computer version that Tandem supports for Y2K compliance. This was a two stage process the first being in 1996 and the second stage, a series of software upgrades over the July and August 1998. On May 20, 1999, a performance test was undertaken simulating delivery performance with the date changing over from 1999 to 2000 occurring during the test period. Traffic tests were then carried out to prove satisfactory operation and delivery of faxes. The results of all these tests were satisfactory It must be noted that carriers regularly pass traffic to other carriers until the fax destination is reached. Correct delivery can only be achieved if all carriers over the network are operational. As a result of the Premiere deal (whereby Flexifax outsources final delivery of their fax traffic to the Premiere network) the Y2K risk lies primarily with the Premiere network readiness. Flexifax has asked (and has received) from Premiere a Y2K compliance status and fall back plan. However in case Premiere, or one of their suppliers, experience difficulties over Y2K, Flexifax will keep the Tandem running in parallel (hot standby). This will be during the 12/31/99 and 1/1/2000 period or until satisfied that the Premiere network is running satisfactorily. The Tandem will utilise bandwidth from a tier one carrier feeding traffic to a Sydney located tier one US carrier for fax delivery until ready to revert back to the Premiere network.

Voice and Data Division. Any software designed by the Company over the last year has been Y2K compliant. The equipment distributed from the Company's principals have also undergone test simulations for Y2K of the generic product. Similar tests were not done at client's sites but the Company believes most clients are conducting their own compliance programs.

The Y2K compliance position of following products (excluding any PCs owned or supplied by the customer) sold to, or used in customer premises, by the Voice and Data over the 12 months are as listed below:

V Band products - Not date dependent - compliant
IPC Products - Complient by purchasing upgrade.
CSK Systems - Supplier certificated
Dictaphone - Supplier  certificated  (with one minor  exception  currently being addressed)
Multitone - Supplier certificated
Rockwell (ACD and Transcend) - Supplier certificated
Voicetek - Supplier certificated
Witness Systems - Supplier certificated
Webline - Supplier certificated
NxOrc - Supplier certificated

Company designed products:

Clarity - Compliant
ASX software interface has been tested for compliance.
Other designs and interfaces - Not date dependent.
The Flexifax billing system has been tested for compliance by simulated date change.

Internal Company Systems
------------------------

Sybiz accounting. - Upgraded to compliant version July 1, 1999

PCs in the Company. Although there are a number of old PCs in the Company that are not compliant (old BIOS) the Company does not believe that they will cause any Y2K operational difficulty and if so, such will be exchanged with compliant ones. All PCs purchased over at least a year have been compliant. Any PC used in the Company's accounting area is Y2K compliant.

Cost of Y2K to the Company

Flexifax Division. There were a number of additional costs for changes to the software applications by outside parties. The cost for these however were not isolated out as other software enhancement work was bundled into the programming work each time. These cost therefore are included in the monthly operating results. All other internal costs have been taken up in the monthly payroll costs for the Flexifax Division.

Voice and Data Division. The Company has not tracked the individual Y2K compliance costs as they were not considered material. The work that had to be done was primarily done by suppliers and principles. All costs are principally the related payroll costs and some non material component costs.

Worst Case Risk Scenario

Flexifax Division. The Y2K problem could affect the Company from external parties.

1. Clients not having their systems compliant and therefore are unable to deliver traffic for some reason
2. The carrier or ISP network not accepting traffic.
3. The Central Building Power.

In the case of clients in (1.) above, no client represents more than 5% of the companies monthly revenue billing. The vast majority of major users of the Flexifax service have their own Y2K compliance programs in place. Thus, although some companies may have problems it is unlikely all clients will. The Company has contacted its major client users to try and ensure that any potential problem is being addressed. The amount of traffic or transmissions sent in over the first week in January may diminish as focus is given towards each client company's Y2K performance rather than distributing information by fax or email. However, historically this time of year has always been a slow time due to the year end holidays around the world.

In the case of carriers in (2.) above, all carriers are taking Y2K seriously and implementing compliance programs. The problem, as seen by the Company, will involve billing rather than traffic handling performance, although this cannot be guaranteed. In the worst case, the result is a carrier to which the Company delivers bulk traffic fails to perform and does not accept its traffic. A contingency plan is in place for this scenario (see below).

In the case of building power in (3.) above, there is a (automatic change over) standby power generator, that is tested monthly, that can cover for this eventuality.

Y2K Contingency Plan

Flexifax Division. The most difficult challenge would be to redirect traffic of transmissions because a major carrier could not accept the traffic the Company presents to it. To protect against this eventuality there are two main contingency plans in place. The Flexifax technology allows for the traffic to the network nodes around the world to be reconfigured from the central Network Control Center in Sydney. Thus, traffic can be diverted from one node to another and so from one carrier to another by the Network Control Center changing the routing information in the Tandem. This allows for traffic rerouting should any one of the Company's major carriers around the world find that they cannot process the traffic. The Company's Bandwidth supplier is IXnet. They have a node in the Company's Network Control Center using fiber leased from a 'tier one carrier' in Australia. If IXnet experience problems, the Company's Network Control Center can reroute the traffic via the fiber of a different 'tier one carrier' in Australia to the Sydney site of a major US carrier. This US carrier already accepts significant traffic from the Company. If the traffic load is too great then additional nodes can be taken from other locations and made operational in the US carrier's site.

Voice and Data Division. The worst case scenario is that one or more of the Company's major customers experiences problems with their systems operation and then call on the Company to assist. Should there be too many calls of this nature at the same time it is possible that there will not enough manpower available to attend to all callers as fast as customers would like, or have come to expect, from the Company. The telephone numbers of support staff are held centrally and as such the maximum number of people will be made available if necessary.

Part II              Other Information

Item 6.              Exhibits and Reports on Form 8-K
-------              --------------------------------

            (a)      Exhibits.

                     27  Financial Data Schedule - Three months ended 09/30/99

            (b)      Reports on Form 8-K

                     None.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FLEXEMESSAGING.COM, INC.
                                  (Registrant)

Date:  December 30, 1999
                                  /s/ Nicholas Bird
                                  ------------------------------
                                  Nicholas Bird, President