Form 10QSB
period 1999-12-31
FLEXEMESSAGING COM INC/NEW
filed 2000-02-22
CIK 1093071

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                          -----------------------------

                                   FORM 10-QSB
                          -----------------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarter ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

                         Commission File Number: 0-27059
                          ----------------------------

                            FLEXEMESSAGING.COM, INC.
                          -----------------------------
                 (Name of Small Business Issuer in its charter)

                     Idaho                            82-0485978
           (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)           Identification No.)

           Level 27 Grosvenor Place
           225 George Street
           Sydney, Australia                           NSW 2000
           ---------------------------------------     ----------
          (Address of principal executive offices)     (Zip code)

                 Issuer's telephone number: (011) 61 2 9250-8888
                                 ---------------

Securities to be registered pursuant to Section 12(b) of the Act:   none
Securities to be registered pursuant to Section 12(g) of the Act:   Common Stock

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

As of February 11, 2000 there were 10,400,000 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheet as of December 31, 1999

         Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 1999 and 1998

         Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 1999 and 1998

         Notes to the Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Part II - Other Information:

Item 6.  Exhibits

                  Ex. 10.1 Transfer agreement between Trade Centre Systems Pte Ltd and Jebsen and Jessen Communications Pte Ltd

                  Ex. 27     Financial Data Schedule

Signatures

PART I   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



For financial accounting purposes, as a result of the reverse acquisition by Flexemessaging.com, Inc. (the "Company") of the business assets of Trade Wind Communications Limited ("TWC"), consisting of the stock of Trade Wind Group Pty Ltd., the financial statements presented herein are the consolidated financial statements of the Company for the six months ended December 31, 1999 and 1998, and the consolidated statements of loss and comprehensive loss for the three months ended December 31, 1999

The Company has two divisions: Voice and Data Division and FlexiFax Division operating under the trade name of FlexiFax Global Services. Voice and Data Systems is a specialist supplier and integrator of voice communication systems and decision support applications for dealing rooms, emergency services and other organizations with mission-critical needs. FlexiFax Global Services operates an enhanced fax broadcast service over a global network. FlexiFax specializes in quality fax broadcasts generated from customers' desktops for delivery to any destination in the world.


FLEXEMESSAGING.COM, INC
Consolidated Balance Sheets
                                                                  NOTE     UNAUDITED
                                                                          31 DECEMBER
                                                                             1999
--------------------------------------------------------------------------------------
ASSETS                                                                         $

CURRENT
         Cash                                                               217,525
         Receivables                                                      2,767,835
         Inventory - Raw materials                                          142,369
         Inventory - Finished goods                                         163,251
                                                                         -------------
         Costs on projects not yet billed                                   278,445
                                                                         -------------
                                                                         -------------
                                                                          3,749,425
                                                                         -------------

CAPITAL ASSETS                                                              438,225
GOODWILL                                                                      3,805
OTHER                                                                        25,745
                                                                         -------------
                                                                            467,775
                                                                         -------------
                                                                          4,037,200

--------------------------------------------------------------------------------------
LIABILITIES AND SHaREHOLDERS' EQUITY

CURRENT

         Trade Creditors                                                  2,171,288
         Sundry creditors and accruals                                    1,007,855
         Customer deposits                                                  272,188
         Unearned maintenance revenue                                       213,407
         Current portion of lease obligations                                31,071
         Loan payable on securitization of debt                             106,089
                                                                         -------------
                                                                          3,801,898
                                                                         -------------
NON CURRENT

         Non current portion of lease obligations                            21,561
         Loans payable                                              2       757,695
         Employee entitlements payable                                      138,098
                                                                         -------------
                                                                            917,354
                                                                         -------------

TOTAL LIABILITIES                                                         4,719,252
                                                                         -------------

SHAREHOLDErS' EQUITY
         Common Stock, $0.001 par value; 20,000,000 shares                   10,400
Authorized; 10,400,000     shares issued
         Preferred Stock, $0.001 par value; 5,000,000 shares                      -
Authorized; no shares issued
         Additional paid-in capital                                       4,525,393
         Comprehensive income - foreign currency translation        3       181,532
         Accumulated deficit                                             (5,399,377)
                                                                         -------------
                                                                           (682,052)
                                                                         -------------

                                                                          4,037,200

--------------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

Consolidated Statements of Loss and Comprehensive Loss

                                           NOTE         UNAUDITED        UNAUDITED          UNAUDITED        UNAUDITED
                                                       THREE MONTHS     THREE MONTHS     SIX MONTHS ENDED SIX MONTHS ENDED
                                                          ENDED            ENDED           31 DECEMBER      31 DECEMBER
                                                       31 DECEMBER      31 DECEMBER            1999             1998
                                                           1999             1998
---------------------------------------------------------------------------------------------------------------------------
                                                            $                $                  $                $

SALES                                                   3,950,865        1,815,329          6,028,155        4,296,269
LESS:
COST OF SALES                                           2,553,135        1,021,128          3,602,655        2,359,504
                                                     ----------------------------------------------------------------------

GROSS PROFIT                                            1,397,730          794,201          2,425,500        1,936,765

OPERATING EXPENSES
NETWORK OPERATING COSTS                                    18,574           27,140             42,405           55,826
SELLING,GENERAL AND ADMINISTRATIVE                      1,424,742        1,043,562          2,778,730        2,169,056
DEPRECIATION AND AMORTIZATION                             134,707          120,689            244,600          227,806
RESTRUCTURING COSTS                                       725,735                -            725,735
                                                     ----------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                2,303,758        1,191,391          3,791,470        2,452,688

                                                     ----------------------------------------------------------------------
LOSS FROM OPERATIONS                                     (906,028)        (397,190)        (1,365,970)        (515,923)

Other income/(expense)
         Interest paid
                  - loans - short term                    (14,698)         (16,903)           (25,712)         (25,308)
         Interest received                                  6,882            4,747              8,194            6,882
                                                     ----------------------------------------------------------------------

LOSS FOR THE YEAR BEFORE INCOME TAX                      (913,844)        (409,346)        (1,383,488)        (534,349)

Income tax expense                                              -                -                  -                -
                                                     ----------------------------------------------------------------------

NET LOSS                                                 (913,844)        (409,346)        (1,383,488)        (534,349)

OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation adjustments                   13,458           17,287             42,799           19,516

                                                     ----------------------------------------------------------------------
COMPREHENSIVE LOSS                                       (900,386)        (392,059)        (1,340,689)        (514,833)

NET LOSS PER SHARE                                         (0.09)           (0.05)             (0.13)           (0.06)

WEIGHTED AVERAGE NUMBER OF SHARES                      10,400,000        8,800,000         10,400,000        8,800,000

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.


Notes on the Financial Statements
--------------------------------------------------------------------------------


Consolidated Statements of Changes in Cash Flows
                                                                            UNAUDITED              UNAUDITED
                                                                        SIX MONTHS ENDED       SIX MONTHS ENDED
                                                                           31 DECEMBER            31 DECEMBER
                                                                              1999                   1998

CASH PROVIDED/(USED) BY:                                                        $                      $

OPERATING ACTIVITIES
Operations
         Net loss for the year                                            (1,383,488)              (534,349)
         Items not involving cash:
         Amortization                                                        244,600                227,806
         Write down of network equipment                                     419,418
         Changes in operating assets and liabilities:
         Accounts receivable                                                (868,121)               387,727
         Inventory                                                               750                (57,232)
         Costs on projects not yet billed                                    178,339                343,677
         Accounts payable and other                                          893,783             (1,464,691)
accruals
         Income taxes                                                           (111)                     1
         Employee entitlement payable                                          6,247                  7,705
                                                                               -----                  -----
                                                                            (508,583)             (1089,356)

INVESTING ACTIVITIES
         Investments in:
         Capital assets - net                                                (41,951)              (119,083)
                                                                             --------              ---------
                                                                             (41,951)              (119,083)
FINANCING ACTIVITIES
         Loans raised                                                        757,695                      -
         Loan payable on securitization of debt                               31,654                 (1,761)
         Lease payments                                                       (6,527)                (7,275)
         Contribution of capital                                                   -                681,635
         Distributions                                                      (133,675)                     -
                                                                            ---------                     -
                                                                             649,147                672,599

(DECREASE)/INCREASE IN CASH                                                   98,613               (535,840)
Cash at beginning of year                                                     118,912                589,877
CASH AT END OF YEAR                                                          217,525                 54,037

SUPPLEMENTAL NON-CASH INVESTiNG AND FINANCING ACTIVITIES
Capital lease obligations                                                          -                       -
Interest                                                                      25,712                  25,308

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


b.       ORGANIZATION

         Trade Wind Communications Limited (VSE: TWC) ("TWC") entered into a business combination agreement ("Merger Agreement") on February 5, 1999 with Flexemessaging.com Inc. (previously Siler Ventures Inc.) and Atlantic International Capital Holdings Ltd. ("Atlantic") to complete a reverse acquisition of Flexemessaging.com Inc and a financing arrangement of US$3,660,000 through the sale of Flexemessaging.com, Inc. common stock pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. TWC owned all of the stock in Trade Wind Group Pty Ltd (TWG) which controlled all the business assets.

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

         Flexemessaging.com Inc is incorporated under the laws of Idaho. Its stock is traded on the Over the Counter Bulletin Board market..
         Included in the issued stock are 600,000 shares of common stock beneficially owned by Atlantic. These shares are held in escrow and will be subject to performance by Atlantic under the terms of the Merger Agreement. The performance terms have not been met and the contract is currently under review by management.

         Trade Wind Group Pty Ltd was incorporated in Australia on December 6, 1988. Its principal activity comprises the manufacture and sale of telecommunication equipment and the provision of communication services. The majority of sales to date have concentrated in Australia and South East Asia, however with the expansion of communication services to Europe and North America, the Company is developing a global profile.

         These financial statements are stated in US dollars and have been prepared in accordance with generally accepted accounting principles in United States.

         These unaudited financial statements present figures for the Company for the three and six months ended December 31, 1999, and 1998.

Notes on the Financial Statements
--------------------------------------------------------------------------------

c.       GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

         The Company has incurred cumulative losses to date of $5,399,377 which includes a net loss (after extraordinary items) for the current period of $1,383,488. The Company anticipates raising additional capital to meet its planned operational and expansion requirements over the remaining part of the financial year ending June 30, 2000. Should the appropriate level of funding not become available, then the Company will have to reduce its costs employed in various areas including its global expansion activities, network expansion, new channel marketing initiatives, R&D, sales and general marketing activities to a cost level to meet the anticipated cash needs for working capital and capital expenditure requirements. Thereafter if the Company's operation does not begin to deliver positive cashflows in amounts enough to satisfy the Company's requirements then it will be necessary for the Company to raise additional funds through bank debt, equity funding, partnering with others to share overheads, undertake appropriate divestment strategies of certain technologies for equity or cash, or through other sources of capital. Additional funding may not be available, or may not be available on terms and timing acceptable to the Company, which could have a material adverse effect on the Company's financial position, its overall business and the result of the Company's operations.

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


d.       LOSS PER SHARE

         Basic earnings per share is computed by dividing the net loss by the weighted average number of stock of common stock outstanding each year. For the six months ended December 31, 1999 and 1998 there were no common stock equivalents. Net loss per share is calculated assuming recapitalization occurred at the beginning of the earliest period shown.



NOTE 2:  LOANS PAYABLE

         Atlantic International Capital Holdings Limited, as Agent, has advanced bridge financing in the sum of $499,500, in return for an unsecured promissory note over Flexemessaging.com Inc. The loan bears interest at the rate announced, from time to time, by Nationsbank N.A. as its prime rate, plus 200 basis points, per annum. Interest is calculated on the basis of a 360-day year, but only to the extent that the unpaid principal remains outstanding. Interest accrues and is payable from the day that the Company receives net proceeds of not less than $1,500,000 from the offering described in Note 5. The Note is to be repaid on the later of commencement of trading of securities of the Company on the American Stock Exchange, NASDAQ or another exchange acceptable to the Company, or December 21, 1999. The note may be prepaid at any time without penalty or premium.

         The balance of the loan funds are unsecured with no fixed terms of repayment and do not attract interest.

Notes on the Financial Statements
--------------------------------------------------------------------------------

NOTE 3:  COMPREHENSIVE INCOME - FOREIGN CURRENCY TRANSLATION

In accordance with SFAS 130, the accumulated comprehensive income comprises the following:

        Accumulated comprehensive income
                 Balance at beginning of period                   138,733
                 Foreign currency translation adjustments          42,799
                                                               ------------
                 Balance at end of period                         181,532


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

FOR THE THREE MONTHS EnDED DECEMBER 31, 1999

                                             VOICE AND DATA    FLEXIFAX    HEAD OFFICE      CONSOLIDATED

Revenue                                         3,103,854        847,011        -               3,950,865

                                             ---------------------------------------------------------------

Amortization                                       31,331         96,636      6,740               134,707
                                             ---------------------------------------------------------------

Segment operating profit/(loss)                   225,268     (1,020,145)   (111,151)            (906,028)

                                             ---------------------------------------------------------------

Identifiable assets                             3,151,820        651,169     234,211            4,037,200

                                             ---------------------------------------------------------------


FOR THE THREE  MONTHS  ENDED  DECEMBER  31,
1998

Revenue                                         1,071,167        744,162        -               1,815,329

                                             ---------------------------------------------------------------

Amortization                                       26,287         91,853      2,549               120,689
                                             ---------------------------------------------------------------

Segment operating profit/(loss)                  (128,233)      (249,013)   (19,944)             (397,190)

                                             ---------------------------------------------------------------

Identifiable assets                             1,839,389      1,205,656     259,360            3,304,405

                                             ---------------------------------------------------------------

Notes on the Financial Statements
--------------------------------------------------------------------------------

FOR THE SIX MONTHS ENdED DECEMBER 31, 1999

                                             VOICE AND DATA    FLEXIFAX      HEAD OFFICE      CONSOLIDATED

Revenue                                         4,229,231      1,798,924          -               6,028,155

                                             -----------------------------------------------------------------

Amortization                                       62,720        168,380       13,500               244,600
                                             -----------------------------------------------------------------

Segment operating profit/(loss)                    97,188     (1,299,449)     (163,709)          (1,365,970)

                                             -----------------------------------------------------------------

Identifiable assets                             3,151,820        651,169       234,211            4,037,200

                                             -----------------------------------------------------------------


FOR THE SIX MONTHS ENdED DECEMBER 31, 1998


Revenue                                         2,705,828      1,590,441          -               4,296,269

                                             -----------------------------------------------------------------

Amortization                                       57,806        164,765        5,235               227,806
                                             -----------------------------------------------------------------

Segment operating profit/(loss)                   (72,175)      (403,443)     (40,305)             (515,923)

                                             -----------------------------------------------------------------

Identifiable assets                             1,839,389      1,205,656       259,360            3,304,405

                                             -----------------------------------------------------------------

NOTE 5:  EVENTS SUBSEQUENT TO BALANCE SHEET DATE

On August 30, 1999, the Company made an offering of 500,000 common shares at $3.75 per share for the raising of net proceeds of $1,725,000 by way of private placement. This offering is being made pursuant to the limited and private offering exemption set forth in Rule 506 of Regulation D under the US Securities Act of 1933, as amended and comparable exemptions from registration under applicable state securities laws. Accordingly, the Shares offered hereby will be sold only to investors who are accredited investors (as that term is defined in Regulation D of the Securities Act). The Offering will have no aggregate minimum purchase requirement. This offering closes after 180 days from the offering date or until all shares are sold whichever is the earlier. To date no shares have been subscribed for under the offering. Management has agreed to extend the closing date of the offering to June 30, 2000.

NOTE 6:  RESTRUCTURING COSTS

One of the core management objectives has been to re-position the Company more towards a broad based messaging service and away from the heavy relaince on fax running on a proprietary fax network. This plan would involve the closure of the existing proprietary fax network and the cessation of use of the related network equipment and resources.

In connection with this plan the Company signed an agreement on December 2, 1999, with Premiere Information Systems Pty Ltd ("Premiere"), a subsidiary of Premiere Technologies Inc., a communications company based in Atlanta, Georgia whereby the Company would outsource the delivery of its fax traffic to the Premiere network. In addition the customer bases in the UK, Canada, USA, Switzerland and Singapore will now be serviced by Premiere Technologies Inc. with the company receiving commission on revenues generated for the next 24 months.

Notes on the Financial Statements
--------------------------------------------------------------------------------

As a result, with effect from December 1, 1999, all expenses in respect of network operations (leased network backbone circuit expenses, facilities management, software and hardware expenses and maintenance, network staff resources) will not be continued.

The  costs  and  liabilities  of this  plan include:

--------------------------------------------------------------------------------------------------------------------
                                                    Expensed        Applied against       Payments          Balance
                                                                      related asset                    Dec 31, 1999
--------------------------------------------------------------------------------------------------------------------
Assumed  obligations  on  closed  network            188,723                              (50,116)          138,607
operations
--------------------------------------------------------------------------------------------------------------------
Severance  and  other  employee   costs(3            117,594                              (19,500)           98,094
employees)
--------------------------------------------------------------------------------------------------------------------
Impairment loss on network equipment                 419,418              (419,418)              -                -
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
  Total                                              725,735              (419,418)       (69,616)         (236,701)
--------------------------------------------------------------------------------------------------------------------

Accrued liabilities for network operations in the amount of $138,607 as of December 31, 1999 relate to termination costs of contracts and other contractual agreements with third parties.

Estimated severance and other employee costs in the amount of $98,094 as of December 31, 1999 relate to estimated severance for terminated employees. Employee groups affected include management and network support personnel. As of December 31, 1999 the accrual related to one senior employee.

The impairment loss on network equipment relates to network equipment that is to be abandoned or otherwise disposed of. These assets are no longer being used in the continued operations of the Company.

On December 16, 1999 Trade Centre Systems Holdings Pte Ltd ("TCSH"), an indirectly wholly owned subsidiary of the Company, operating in Singapore entered into an agreement with Jebsen and Jessen Communications Pte Ltd ("J&J"). Under the agreement TCSH has transferred its Voice & Data business in return for revenue based commissions on sales and maintenance through to October 31, 2000. This agreement relates to the transfer/disposal of a geographical portion of a segment and does not constitute a discontinued operation. This transfer will not have a material impact on the performance of the Company.

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

On August 30, 1999, the Company made an offering of 500,000 common shares at $3.75 per share for the raising of net proceeds of $1,725,000 by way of private placement. This offering is being made pursuant to the limited and private offering exemption set forth in Rule 506 of Regulation D under the US Securities Act of 1933, as amended and comparable exemptions from registration under applicable state securities laws. Accordingly, the Shares offered hereby will be sold only to investors who are accredited investors (as that term is defined in Regulation D of the Securities Act). The Offering will have no aggregate minimum purchase requirement. This offering closes after 180 days from the offering date or until all shares are sold whichever is the earlier. To date no shares have been subscribed for under the offering. Management has agreed to extend the closing date of the offering to June 30, 2000.

One of the core management objectives has been to re-position the Company more towards a broad based messaging service and away from the heavy relaince on fax running on a proprietary fax network. This plan would involve the closure of the existing proprietary fax network and the cessation of use of the related network equipment and resources.

In connection with this plan the Company signed an agreement on December 2, 1999, with Premiere Information Systems Pty Ltd ("Premiere"), a subsidiary of Premiere Technologies Inc., a communications company based in Atlanta, Georgia whereby the Company would outsource the delivery of its fax traffic to the Premiere network. In addition the customer bases in the UK, Canada, USA, Switzerland and Singapore will now be serviced by Premiere Technologies Inc. with the company receiving commission on revenues generated for the next 24 months.

As a result, with effect from December 1, 1999 all expenses in respect of network operations (leased network backbone circuit expenses, facilities management, software and hardware expenses and maintenance, network staff resources) will not be continued.

On December 16, 1999 Trade Centre Systems Holdings Pte Ltd ("TCSH"), an indirectly wholly owned subsidiary of the Company, operating in Singapore entered into an agreement with Jebsen and Jessen Communications Pte Ltd ("J&J"). Under the agreement TCSH has transferred its Voice & Data business in return for revenue based commissions on sales and maintenance through to October 31, 2000. This agreement relates to the transfer/disposal of a geographical portion of a segment and does not constitute a discontinued operation. This transfer will not have a material impact on the performance of the Company.

RESULTS OF OPERATIONS AND FINANCIAL POSITION FOR tHE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

Management's discussion and analysis of operations for the period ended December 31, 1999 and 1998 are on the converted US dollar figures. References have been made to certain figures before taking into account the effect of the foreign currency translation adjustment where necessary.

CONSOLIDATED RESUlTS OF OPERATIONS

Consolidated revenues increased by 118% to $3,950,865 for the three months ended December 31, 1999, as compared to $1,815,329 for the three months ended December 31, 1998. As a result of increased sales volumes, cost of sales increased to $2,553,135 from $1,021,128 in the prior period. Cost of sales as a percentage of revenue increased to 65%, up from 56% in the corresponding period. Total operating expenses before restructuring costs increased 32% to $1,578,023 from $1,191,391 in the prior period. Total operating expenses after restructuring costs increased 93% to $2,303,758 from $1,191,391 in the prior period. The net loss before restructuring costs for the three months ended December 31, 1999 was $188,109, which was down from the net loss reported for the three months ended December 31, 1998 of $409,346. As a result of the restructuring costs, the net loss for the three months ended December 31, 1999 was $913,844, which was up from the net loss reported for the three months ended December 31, 1998 of $409,346.


A detailed explanation of the results by operating division follows.

FlexiFax Global Services Division

Revenues. Revenue increased 14% to $847,011 for the three months ended December 31, 1999 from $744,162 for the three months ended December 31, 1998. Revenues generated in countries outside of the US increased by 14%, which is lower than the previous quarter increase as a result of the deal with Premiere. As a result of this deal the Company will only report a percentage of the revenue generated by the customer base, now serviced by Premiere Technologies Inc.

Cost of sales. Cost of sales comprises local access charges, leased network backbone circuit expenses, line rental, distributors' commission, software maintenance and support, and domestic, long distance and international termination charges. These are variable costs based on actual volumes. Cost of sales amounted to $462,797 for the three months ended December 31, 1999 compared to $505,482 for the prior period. Cost of sales as a percentage of revenue decreased to 55% for the three months ended December 31, 1999, compared to 68% for the corresponding period, mainly as a result of lower termination pricing being negotiated with carriers. Note that from December 1999, cost of sales will only include distributors' commission, software maintenance and support, and domestic, long distance and international termination charges.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation, restructuring costs and other expenses incurred in running the operation. Total operating expenses before restructuring costs for the three months ended December 31, 1999 amounted to $705,911 compared to $589,264 in the corresponding period. Significant expenses were incurred in connection with the establishment of a direct office in London, which amounted to $94,050 for the three months ended December 31, 1999. The balance of the increase in expenditure resulted mainly from increased staff costs, largely as a result of the establishment of the Flexemedia division, for the dissemination of news releases. Depreciation decreased to $96,636 for the three months ended December 31, 1999, compared to $91,853 in the prior period. Restructuring costs have been incurred as a result of the private network been made redundant due to the deal signed with Premiere, whereby the end delivery of transmissions will be performed by Premiere. Restructuring costs amounted to $725,735 in the three months ended December 31, 1999. Total operating expenses after restructuring costs for the three months ended December 31, 1999 amounted to $1,431,646 compared to $589,264 in the corresponding period.


Voice and Data Systems Division

Revenues. Revenues consist of sales from systems integration solutions for voice, call centre, electronic display, paging, call recording and data applications. Revenues increased 190% to $3,103,854 for the three months ended December 31, 1999, from $1,071,167 for the three months ended December 31, 1998. The increase is mainly attributable to turret system sales of $2,161,380 being concluded as a result of the division being awarded the Australian distributorship for IPC products as compared to $261,460 being generated in the comparative period. The successful conclusion of the Australian distributorship with IPC is expected to generate further positive results in this fiscal year, with turret systems sales forecasted to be significantly higher than for fiscal year 2000.

Cost of sales. Cost of sales consists of the purchase of third party product, necessary to complete the systems integration solution. Cost of sales for the three months ended December 31, 1999 amounted to $2,090,338 compared to $515,646 for the comparative quarter as a result of increased sales volumes. Cost of sales as a percentage of revenue increased to 67% for the current financial period down from 48% for the three months ended December 31, 1998. The increased percentage is a result of supplying larger project system sales as opposed to providing a larger proportion of relocation and ancillary support and maintenance services to the V Band voice customer base, as well as a change in the overall revenue mix, where different product groups attract different gross margins.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation and other expenses incurred in running the operation. Total operating expenses for the three months ended December 31, 1999 amounted to $760,961 compared to $582,183 in the corresponding period. Depreciation was $31,331 for the three months ended December 31, 1999, compared to $26,287 in the prior period,

RESULTS OF OPERATIONS AND FINANCIAL POSITION FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

Management's discussion and analysis of operations for the period ended December 31, 1999 and 1998 are on the converted US dollar figures. References have been made to certain figures before taking into account the effect of the foreign currency translation adjustment where necessary.

CONSOLIDATED RESUlTS OF OPERATIONS

Consolidated revenues increased by 40% to $6,028,155 for the six months ended December 31, 1999, compared to $4,296,269 for the six months ended December 31, 1998. As a result of increased sales volumes Cost of sales increased to $3,602,655, from $2,359,504 in the prior period. Cost of sales as a percentage of revenue increased to 60%, up from 55% in the corresponding period. Total operating expenses before restructuring costs increased 25% to $3,065,735 from $2,452,688 in the prior period. Total operating expenses after restructuring costs increased 55% to $3,791,470 from $2,452,688 in the prior period.The net loss before restructuring costs for the six months ended December 31, 1999 was $657,753, which was up from the amount reported for the six months ended December 31, 1998 of $534,349. Anet loss after restructuring costs for the six months ended December 31, 1999 of $1,383,488 was reported, which was up from the net loss reported for the six months ended December 31, 1998 of $534,349.


A detailed explanation of the results by operating division follows.

FlexiFax Global Services Division

Revenues. FlexiFax revenues increased 13% to $1,798,924 for the six months ended December 31, 1999 from $1,590,441 for the six months ended December 31, 1998. Revenues generated in countries outside of the US increased by 13%. As a result of this deal the Company will only report a percentage of the revenue generated by the customer base, now serviced by Premiere Technologies Inc.

Cost of sales. Cost of sales comprises local access charges, leased network backbone circuit expenses, line rental, distributors' commission, software maintenance and support, and domestic, long distance and international termination charges. (From December 1999, cost of sales will only include distributors' commission, software maintenance and support, and domestic, long distance and international termination charges.) These are variable costs based on actual volumes. Cost of sales amounted to $1,009,448 for the six months ended December 31, 1999 compared to $1,034,597 for the prior period. Cost of sales as a percentage of revenue decreased to 56% for the six months ended December 31, 1999, compared to 65% for the corresponding period, mainly as a result of lower termination pricing being negotiated with carriers.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation, restructuring costs and other expenses incurred in running the operations. Total operating expenses before restructuring costs for the six months ended December 31, 1999 amounted to $1,366,843 as compared to $959,288 in the corresponding period. Significant expenses were incurred in connection with the establishment of an office in London amounting to $178,743 for the six months ended December 31, 1999. The balance of the increase in expenditure resulted mainly from increased staff costs, largely as a result of the establishment of the Flexemedia division, for the dissemination of news releases. Depreciation decreased to $148,380 for the six months ended December 31, 1999, compared to $164,765 in the prior period. Total operating expenses after restructuring costs for the six months ended December 31, 1999 amounted to $2,092,578 as compared to $959,288 in the corresponding period.


Voice and Data Systems Division

Revenues. Revenues consist of sales from systems integration solutions for voice, call centre, electronic display, paging, call recording and data applications. Revenues increased 56% to $4,229,231 for the six months ended December 31, 1999, from $2,705,828 for the six months ended December 31, 1998. The increase is mainly attributable to turret system sales of $2,264,338 being concluded as a result of the division being awarded the Australian distributorship for IPC products as compared to $1,408,994 being generated in the comparative period. The successful conclusion of the Australian distributorship with IPC is expected to generate further positive results in this fiscal year, with significantly higher turret systems sales forecasted.

Cost of sales. Cost of sales consists of the purchase of third party product, necessary to complete the systems integration solution. Cost of sales for the six months ended December 31, 1999 amounted to $2,593,207 as compared to $1,324,907 for the comparative quarter as a result of increased sales volumes. Cost of sales as a percentage of revenue increased to 62% for the current financial period down from 49% for the six months ended December 31, 1998. The increased percentage is a result of supplying larger project system sales as opposed to providing a larger proportion of relocation and ancillary support and maintenance services to the V Band voice customer base, as well as a change in the overall revenue mix, where different product groups attract different gross margins.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation and other expenses incurred in running the operations. Total operating expenses for the six months ended December 31, 1999 amounted to $1,535,183 as compared to $1,453,095 in the corresponding period. Depreciation was $62,720 for the six months ended December 31, 1999, as compared to $57,806 in the prior period,

Liquidity and Capital Resources

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

The  Company   anticipates  raising  additional  capital  to  meet  its  planned operational and expansion requirements over the remaining part of the fiscal year ending June 30, 2000. Should the appropriate level of funding not become available, then the Company will have to reduce its costs employed in various areas including its global expansion activities, network expansion, new channel marketing initiatives, R&D, sales and general marketing activities to a cost level to meet the anticipated cash needs for working capital and capital expenditure requirements. Thereafter, if the Company's operations do not begin to deliver positive cashflows in amounts sufficient to satisfy the Company's requirements then it will be necessary for the Company to raise additional funds through bank debt, equity funding, partnering with others to share overheads, undertake appropriate divestment strategies of certain technologies for equity or cash, or through other sources of capital. Additional funding may not be available, or may not be available on terms and timing acceptable to the Company, which could have a material adverse effect on the Company's financial position, its overall business and the result of the Company's operations.

The market for fax and messaging is very competitive and the Voice and Data business, with its large contracts, is heavily influenced by the economic conditions pertaining in Australia at the time. The Company does not expect this to change. In fact, the Company expects that it will be required to use even greater effort to remain competitive in the future. The Company will therefore continue to have the need for additional funding until it reaches significant levels of revenue and margin to become cashflow positive.

The Company has financed its cash requirements for operations and investments in capital assets mainly through loan financing.

As a result of operating losses, cash used in operating activities amounted to $479,047 for the six months ended December 31, 1999, as compared to $1,091,117 for the six months ended December 31, 1998. Accounts receivable increased to $2,767,835 from $1,899,714 for the six months ended December 31, 1998 mainly as a result of increased sales volumes in the second quarter. Accounts payable and other accruals increased by $925,437 as compared to a decrease of $1,466,452 in the prior comparative period, mainly as a result of increased sales activity in the second quarter as well as some of the funding received going towards reducing the payables to an acceptable level in the prior period.

Cash used in investing activities, consisting primarily of the purchase of capital assets, amounted to $39,833 for the six months ended December 31, 1999, and $119,083 in the corresponding period in 1998.

Cash generated from financing activities, amounted to $617,493 as compared to $674,360 in the prior period primarily as a result of unsecured loans in the amount of $757,695. In the prior period, Trade Wind Communications Limited contributed capital in the amount of $681,635.

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

The Company has formulated a Y2K compliance program to test and has successfully tested the Company's products and services for compliance. All the Company's principals who supply products have been asked for a compliance statement. However in the telecommunications environment, individual products may be compliant but their operation as a whole also depends on third parties over which the Company has no control or in some cases even input.

The cost to the Company of the Y2K compliance program has not be separated but been written off into general operating expenses and leasing costs (for equipment upgrade). As of February 16, 2000 the Company has not experienced any material effect or delay as a result of the Y2K issue.

Flexifax Division. As a result of the Premiere transaction (whereby Flexifax outsources final delivery of their fax traffic to the Premiere network) the Y2K risk lies primarily with the Premiere network readiness. Flexifax has asked (and has received) from Premiere a Y2K compliance status and fall back plan. To date, the Company has not experienced any difficulties with delay or material adverse effects from the services provided by Premiere as a result of Y2K.

Voice and Data Division. Any software designed by the Company over the last year has been Y2K compliant. The equipment distributed from the Company's principals have also undergone test simulations for Y2K of the generic product. Similar tests were not done at client's sites but the Company believes most clients are conducting their own compliance programs. To date, the Company has not experienced any difficulties with delay or material adverse effects as a result Y2K.

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

Internal Company Systems

To date, none of the Company's internal systems have experienced any problems or delays as a result of Y2K. PCs purchased over at least a year ago by the Company have been compliant and PC's used in the Company's accounting area are Y2K compliant.


Part II           Other Information

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  10.1 Transfer  agreement  between Trade Centre Systems Pte Ltd and Jebsen and Jessen Communications Pte Ltd

                  27.1 Financial Data Schedule - December 31, 1999

         (b)      Reports on Form 8-K

                  None.

Notes on the Financial Statements
--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FLEXEMESSAGING.COM, INC.
                                                (Registrant)

Date:  February 21, 2000
                                                 /s/ Nicholas Bird
                                                ------------------------------
                                                Nicholas Bird, President