Form 10QSB/A
period 1999-09-30
FLEXEMESSAGING COM INC/NEW
filed 2000-03-21
CIK 1093071

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                          -----------------------------

                                  FORM 10-QSB/A
                          -----------------------------

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

            Level 27 Grosvenor Place
            225 George Street
            Sydney, Australia                                 NSW 2000
            ---------------------------------------           --------
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

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements                                              3

            Unaudited Consolidated Balance Sheet as of September 30, 1999     4

            Unaudited  Consolidated  Statements of Operations  for the        5
            three months ended September 30, 1999 and 1998

            Unaudited Consolidated  Statements of Cash Flows for the          6
            three months ended September 30, 1999 and 1998

            Notes to the Unaudited Consolidated Financial Statements          7

Item 2.     Management's Discussion and Analysis of Financial Condition      11
            And Results of Operations

PART II     Other Information

Item 6.     Exhibits                                                         17

            Ex. 27  Financial Data Schedule                                  17

Signatures                                                                   18

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

Flexemessaging.com, Inc
Consolidated Balance Sheets

                                                                                              Note               Unaudited
                                                                                                               30 September
                                                                                                                   1999
----------------------------------------------------------------------------------------- -------------- -----------------
Assets                                                                                                               $

Current
            Cash                                                                                                   240,425
            Receivables                                                                                          2,302,225
            Inventory                                                                                              386,266
            Costs on projects not yet billed                                                                       341,561
                                                                                                         -----------------
                                                                                                                 3,270,477
                                                                                                         -----------------

Capital assets                                                                                                     978,225
Goodwill                                                                                                             6,636
Other                                                                                                               20,453
                                                                                                         -----------------
                                                                                                                 1,005,314
                                                                                                         -----------------
                                                                                                                 4,275,791

----------------------------------------------------------------------------------------- -------------- -----------------

Liabilities and Shareholders' Equity

Current

            Trade Creditors                                                                                      1,354,566
            Sundry creditors and accruals                                                                          600,671
            Customer deposits                                                                                      814,777
            Unearned maintenance revenue                                                                           213,998
            Current portion of lease obligations                                                                    31,143
            Loan payable on securitization of debt                                                                  76,277
                                                                                                         -----------------
                                                                                                                 3,091,432
                                                                                                         -----------------

Non Current

            Non current portion of lease obligations                                                                21,611
            Loans payable                                                                       2                  724,363
            Employee entitlements payable                                                                          134,019
                                                                                                         -----------------
                                                                                                                   879,993
                                                                                                         -----------------

Total Liabilities                                                                                                3,971,425
                                                                                                         -----------------

Shareholders' Equity
            Common Stock, $0.001 par value; 20,000,000 shares
            Authorized; 10,400,000 shares issued                                                                    10,400

            Preferred Stock, $0.001 par value; 5,000,000 shares
            Authorized; no shares issued                                                                                 -

            Additional paid-in capital                                                                           4,611,425
            Comprehensive income - foreign currency translation                                 3                  168,074
            Accumulated deficit                                                                                 (4,485,533)
                                                                                                         -----------------
                                                                                                                   304,366
                                                                                                         -----------------

                                                                                                                 4,275,791

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

Consolidated Statements of Loss and Comprehensive Loss


                                                              Note               Unaudited                      Unaudited
                                                                             Three months ended            Three months ended
                                                                                30September                    30September
                                                                                    1999                          1998
------------------------------------------------------------- ----------- ------------------------- --- --------------------------
                                                                                     $                              $

Revenues                                                                          2,077,290                     2,480,940
Less:
Cost of Sales                                                                     1,049,520                     1,338,376
                                                                          -------------------------     --------------------------


Gross Profit                                                                      1,027,770                     1,142,564



Operating Expenses
Network operating costs                                                              23,831                        28,686
Selling, general and administrative                                               1,353,988                     1,125,494
Depreciation and amortization                                                       109,893                       107,117
                                                                          -------------------------     --------------------------
Total operating expenses                                                          1,487,712                     1,261,297

                                                                          -------------------------     --------------------------
Loss from Operations                                                               (459,942)                     (118,733)

Other income/(expense)
            Interest paid
                   - loans - short term                                             (11,014)                       (8,405)
            Interest received                                                         1,312                         2,135
                                                                          -------------------------     --------------------------

Loss for the year before income tax                                                (469,644)                     (125,003)

Income tax expense                                                                        -                             -
                                                                          -------------------------     --------------------------

Net loss                                                                           (469,644)                     (125,003)

Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments                                            (29,341)                       (2,229)

                                                                          -------------------------     --------------------------
Comprehensive loss                                                                 (498,985)                     (127,232)

Net loss per share                                                                    (0.05)                        (0.01)

Weighted average number of shares                                                10,400,000                     8,800,000


The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

Consolidated Statements of Changes in Cash Flows

                                                                                     Unaudited                      Unaudited
                                                                                Three months ended             Three months ended
                                                                                    30September                    30September
                                                                                       1999                           1998

Cash provided/(used) by:                                                                 $                              $

Operating Activities
Operations
            Net loss for the year                                                     (469,644)                       (125,003)
            Items not involving cash:
            Amortization                                                               109,893                         107,117

            Increase/(decrease) from changes in:
            Accounts receivable                                                       (402,511)                        (65,919)
            Inventory                                                                  (79,896)                        (67,911)
            Costs on projects not yet billed                                           115,223                         248,638
            Accounts payable and other                                  accruals       213,057                        (813,836)
            Income taxes                                                                  (111)                              3
            Employee entitlement payable                                                 2,168                          41,625
                                                                                      (511,821)                       (675,286)

Investing Activities
            Investments in:
            Capital assets - net                                                       (41,823)                       (118,387)
                                                                                       (41,823)                       (118,387)
Financing Activities
            Loans raised                                                               724,363                               -
            Loan payable on securitization of debt                                       1,842                             174
            Lease payments                                                              (3,405)                         (3,601)
            Proceeds on issue of stock                                                                                       -
            Contribution of capital                                                    (47,643)                        320,506
                                                                                       675,157                         317,079

(Decrease)/Increase in cash                                                            121,513                        (476,594)
Cash at beginning of year                                                              118,912                         589,877
Cash at end of year                                                                    240,425                         113,283

Supplemental non-cash investing and financing activities
Capital lease obligations                                                                    -                           5,915
Interest                                                                                11,014                           8,405


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

            These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these Consolidated interim financial statements be read in conjunction with the financial statements of Flexemessaging.com Inc for the year ended June 30, 1999 and notes thereto included in the Company's registration on Form 10-SB, as amended. The Company follows the same accounting principles in preparation of interim reports.

            Results of operations for the interim periods are not indicative of annual results.


b.          Organization

            Trade Wind Communications Limited, a Bermudan corporation , listed on the Canadian Venture Exchange (VSE: TWC) ("TWC") entered into a business combination agreement ("Merger Agreement") on February 5, 1999 with Flexemessaging.com, Inc. (previously Siler Ventures Inc. , "SVI") and Atlantic International Capital Holdings Ltd. ("AICH") to complete a reverse acquisition of Flexemessaging.com, Inc and a financing arrangement of $3,660,000 through the sale of Flexemessaging.com, Inc. common stock pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. TWC owned all of the stock in Trade Wind Group Pty Ltd
            (TWG) which controlled all the business assets.

            On February 5, 1999, SVI entered into an acquisition agreement with Trade Wind Communications Limited ("TWC"), a Bermudan corporation listed on the Canadian Venture Exchange, to purchase all of its business assets, consisting of the stock of Trade Wind Group Pty Limited ("TWG"), a wholly-owned subsidiary of TWC, incorporated on September 6, 1988. SVI was a non-operating public shell with no tangible assets and 500,000 shares of common stock outstanding. This merger of TWG and SVI (a non-operating public shell with a tangible asset value of nil) resulted in TWG having actual or effective operating control of the combined Company after the transaction. As a result, this transaction has been treated as a capital transaction in substance, rather than a business combination and has been accounted for as a reverse acquisition. Any references to past accomplishments of the Company and its financial information, prior to the acquisition, relate solely to TWG, as combined, since SVI (now known as Flexemessaging.com, Inc.) has been inactive for several years. SVI acquired the assets of TWG in exchange for the issuance of 8.8 million shares of common stock. This valuation was based on arms length negotiation driven by ultimate ownership principles. A forward valuation based on future revenues was determined and from this capitalization model, the total outstanding common stock was calculated. Thereafter, the respective equity ownership positions were negotiated.

            Pursuant to the Merger Agreement, the Company entered into an agreement with AICH, a Bermudan corporation, with the objective of performing two tasks. First, AICH was to identify an acquisition candidate and secondly AICH was to arrange for funding for the Company. Pursuant to that agreement, AICH identified SVI as an acquisition vehicle and assisted the Company in structuring and concluding the reverse acquisition In return, the shareholders of SVI were allocated 500,000 of the Company's common stock after it had been recapitalized. The fair value of the assets and liabilities assumed in the reverse acquisition were nil. AICH has also assisted the Company in seeking financing of $3,660,000 through the sale of the Company's common stock utilizing private placements. AICH has made an interim placement of 300,000 shares of common stock of Flexemessaging.com, Inc. for $750,000.

            Per the Merger Agreement, AICH is expected to place the balance of the $3,660,000 financing through the sale of Flexemessaging.com, Inc.'s common stock pursuant to future private placements. A condition of the Merger Agreement with AICH was that 600,000 shares were to be issued to AICH as performance shares for arranging future financing. These performance shares are subject to a lockup agreement signed by AICH whereby shares will be released from the lockup agreement in proportion to the funds raised by AICH, subject to a minimum of $1 million. The funding minimum was not raised within the required 70 days as a result of various delays concerning the Merger Agreement with the US shell company, SVI. The treatment of these performance shares is under review by the board pending the result of the latest capital raising activity by AICH and remain subject to possible cancellation if the terms and conditions of the agreement are not met.

            Flexemessaging.com, Inc is incorporated under the laws of Idaho. Its stock is traded on the Over the Counter Bulletin Board market, but is not registered with the US Securities and Exchange Commission or the securities commission of any state. Included in the issued stock are 600,000 shares of common stock beneficially owned by AICH. These shares are held in escrow and will be subject to performance by AICH under the terms of the Merger Agreement. The performance terms have not been met and the contract is currently under review by management.

            TWC is a holding company that did not carry on any operations. Its only expenditures were in relation to investor relations and stock exchange compliance relating to its capital stock as listed on the Canadian Venture Exchange. As a result, all costs of doing business (i.e. officer and employee salaries, rent, depreciation, advertising, accounting, legal, interest expense) have been reflected in the financial statements of TWG.

            TWG's principal activity comprises the manufacture and sale of telecommunication equipment and the provision of communication services. The majority of sales to date have been concentrated in Australia , however with the expansion of its communication services to Europe and North America, the Company is developing a global profile.

            These financial statements are stated in US dollars and have been prepared in accordance with generally accepted accounting principles in United States.

            These unaudited financial statements present figures for the Company for the three months ended September 30 1999, and 1998.

c.          Going Concern

            The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

            The Company has incurred cumulative losses to date of $4,485,533 which includes a net loss for the current period of $469,644. The Company anticipates raising additional capital to meet its planned operational and expansion requirements over the remaining part of the financial year ending June 30, 2000. Should the appropriate level of funding not become available, then the Company will have to reduce its costs employed in various areas including its global expansion activities, network expansion, new channel marketing initiatives, R&D, sales and general marketing activities to a cost level which will meet the anticipated cash needs for working capital and capital expenditure requirements. Thereafter if the Company's operation does not begin to deliver positive cashflows in amounts enough to satisfy the Company's requirements then it will be necessary for the Company to raise additional funds through bank debt, equity funding, partnering with others to share overheads or undertake appropriate divestment strategies of certain technologies for equity or cash, or through other sources of capital. Additional funding may not be available, or may not be available on terms and timing acceptable to the Company, which could have a material adverse effect on the Company's financial position, its overall business and the result of the Company's operations.

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

d.          Loss per share

            Basic earnings per share is computed by dividing the net loss by the weighted average number of stock of common stock outstanding each year. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common stock equivalents that were outstanding during the period. For the three months ended September 30, 1999 and 1998 there were no common stock equivalents, therefore both basic and dilutive earnings per share were the same amounts for both periods. Net loss per share is calculated assuming recapitalization occurred at the beginning of the earliest period shown. As the 600,000 shares directly or indirectly beneficially owned by AICH are performance based, they have been excluded from the weighted average number of shares.


NOTE 2:     LOANS PAYABLE

            AICH as Agent has advanced bridge financing in the sum of $499,500, in return for an unsecured promissory note over Flexemessaging.com Inc. The loan bears interest at the rate announced, from time to time, by Nationsbank N.A. as its prime rate, plus 200 basis points, per annum. Interest is calculated on the basis of a 360-day year, but only to the extent that the unpaid principal remains outstanding. Interest accrues and is payable from the day that the Company receives net proceeds of not less than $1,500,000 from the above-mentioned offering. The promissory note is to be repaid on the later of commencement of trading of securities of the Company on the American Stock Exchange, NASDAQ or another national exchange acceptable to the Compamny, or December 21, 1999. The note may be prepaid at any time without penalty or premium.

            The balance of the loan funds are unsecured with no fixed terms of repayment and do not attract interest.

NOTE 3:     COMPREHENSIVE INCOME - FOREIGN CURRENCY TRANSLATION

In accordance with SFAS 130, the accumulated comprehensive income comprises the following:

Accumulated comprehensive income
            Balance at beginning of year                       138,733
            Foreign currency translation adjustments            29,341
                                                               -------
            Balance at end of year                             168,074


NOTE 4:     SEGMENTED FINANCIAL INFORMATION

The Company operates two business divisions, Voice and Data Systems and FlexiFax Global Services. Voice and Data Systems is a specialist supplier and integrator of voice communications systems and decision support applications for dealing rooms, emergency services dispatch and similar operations. FlexiFax Global Services operates an enhanced fax broadcast system. It is not considered necessary to show geographic segmented financial information as revenues generated from countries other than Australia are not considered significant and represent less than 10% of total revenue. The accounting principles used to report the segment amounts is the same as that used to report the financial statements. Segmented financial information for these two divisions follows:

For the three months ended September 30, 1999

                                                 Voice and Data           FlexiFax             Head Office     Consolidated

Revenue                                              1,125,377             951,913                -               2,077,290

                                                 ---------------- --------------------- --------------------------------------

Amortization                                            31,389              71,744              6,760               109,893
                                                 ---------------- --------------------- --------------------------------------

Segment operating profit/(loss)                       (128,080)           (279,304)            (52,558)            (459,942)

                                                 ---------------- -----------------------------------------------------------

Identifiable assets                                  2,884,392           1,183,218             208,181            4,275,791

                                                 ---------------- --------------------- --------------------------------------

For the three months ended September 30, 1998


Revenue                                              1,634,661             846,279                -               2,480,940

                                                 ---------------- --------------------- --------------------------------------

Amortization                                            31,519              72,912              2,686               107,117
                                                 ---------------- --------------------- --------------------------------------

Segment operating profit/(loss)                         56,058            (154,430)            (20,361)            (118,733)

                                                 ---------------- --------------------- -------------------------------------

Identifiable assets                                  2,589,823           1,196,906             244,908            4,031,637

                                                 ---------------- --------------------- --------------------------------------

NOTE 5:     EVENTS SUBSEQUENT TO BALANCE SHEET DATE

On August 30, 1999, the Company through AICH, has made an offering of 500,000 common shares at $3.75 per share for the raising of net proceeds of $1,725,000 by way of private placement. This offering is being made pursuant to the limited and private offering exemption set forth in Rule 506 of Regulation D under the US Securities Act of 1933, as amended ("the Act"), and comparable exemptions from registration under applicable state securities laws. Accordingly, the securities to be offered will not be and have not been registered under the Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration. The securities will be offered only to investors who are accredited investors (as that term is defined in Regulation D of the Securities Act). The Offering has no aggregate minimum purchase requirement. This offering is to close 180 days from the offering date or until all shares are sold whichever is the earlier. To date no shares have been sold.

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

FlexiFax Division

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


Voice and Data Division

Revenues. Revenues consist of sales from systems integration solutions for voice, call centre, electronic display, paging, call recording and data applications. Revenues decreased 31% to $1,125,377 for the three months ended September 30, 1999, from $1,634,660 for the three months ended September 30, 1998. The decrease is mainly attributable to: (1) no sales of turret systems due to the financial collapse of V Band Corp, and their subsequent acquisition by IPC Information Systems, Inc. ("IPC"); (2) significant customer delay (between expected order date and received order date) on a major turret deal as a result of (1) above; (3) reduced sales activity in the Singapore region. The Voice & Data Division was awarded the Australian distributorship for IPC products, which was only finalized late into the quarter and as a result no IPC sales were concluded in the three months ended September 30, 1999. However, the successful conclusion of the Australian distributorship with IPC is expected to generate positive results in this fiscal year, with turret systems sales forecasted to be significantly higher than for the fiscal 2000 year.

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

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation and other expenses incurred in running the operation. Total operating expenses for the three months ended September 30, 1999 amounted to $750,601 compared to $769,364 in the corresponding period. Depreciation was $31,389 for the three months ended September 30, 1999, compared to $31,519 in the prior period.

Liquidity and Capital Resources

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. In connection with their report on our consolidated financial statements for the years ended June 30, 1999 and 1998, BDO Nelson Parkhill, our independent auditors, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flows from operations.

Our current cash requirements to satisfy the management objectives outlined above as well as to provide working capital and sustain our operations for the next fiscal year are estimated to be $1,100,000. We expect that these requirements will be provided by:

Internally:

o     Sales of the accounts  receivable of the FlexiFax Division under a working
      capital  based  factoring  facility   established  with  Scottish  Pacific
      Business Finance Pty Ltd (see below for details)
o     Cash profits generated from the Voice & Data Division

The Company anticipates raising additional capital of $3.66 million with the assistance of AICH by means of private placement.

If the private placement is not completed, the Company will:

o Restructure certain business activities in order to reduce the negative cash flows and to transform loss making operations into profitable ones. This would be achieved by cost reduction and identifying areas that could provide efficiency with an outsourced solution.

Thereafter, if the Company's operations do not begin to deliver positive cashflows in amounts enough to satisfy the Company's requirements, then it will be necessary for the Company to source alternative funds through bank debt, equity funding, partnering with others or undertake appropriate divestment strategies of certain technologies for equity or cash. Additional funding may not be available, or may not be available on terms and timing acceptable to the Company, which could have a material adverse effect on the Company's financial position, its overall business and the result of the Company's operations.

The market for fax and messaging is very competitive and the Voice and Data Division is heavily influenced by the economic conditions existing in Australia at the time. The Company does not expect this to change and in fact expects that even greater effort will be needed in the future. The Company's need for additional funding will continue until it reaches significant levels of revenue and margin to become cashflow positive.

The Company has financed its cash requirements for operations and investments in capital assets mainly through private sales of equity securities and loan finance.

AICH were engaged by the Company to raise up to $3.66 million through private placements. In July 1999, AICH has provided a bridge loan for $500,000 secured by a promissory note, accruing interest only after AICH had raised minimum net capital of $1.5 million for the Company. The promissory note will be repaid out of proceeds of the intended private placement capital raising of $3.66 million, once the Company is listed on a national exchange such as American Stock Exchange, NASDAQ or other national exchange. AICH was expected to arrange for the share placement with one or more brokers, fund managers or other accredited parties. The Company is not party to any plan to place shares with one or another particular person or group.

In September 1997, the Company arranged an unlimited working capital-based facility with Scottish Pacific Business Finance Limited ("Scottish Pacific"), in respect of the Australian domiciled customers of FlexiFax Global Services. In accordance with Scottish Pacific lending criteria, this facility has been secured by a charge over the assets of Trade Wind Marketing Pty Ltd (a wholly owned subsidiary of Trade Wind Group Pty Ltd) as well as guarantees by Trade Wind Group Pty Ltd and its subsidiaries. Interest is charged at the highest of the prevailing rates of either Westpac Banking Corporation, Australia and New Zealand Banking Group Limited or National Australia Bank Limited plus a margin of 2%. The prevailing interest rate at June 30, 1999 was 10.93% (1998: 11.06%). The original term of this agreement was for a 12 month period with automatic renewal. This agreement may be terminated by Scottish Pacific by giving one month's notice or by the Company giving three month's notice. If this facility were terminated by the Company, paying off the outstanding balance would result in the Company having direct access to all the receipts on the outstanding invoices, for working capital purposes.

As a result of operating losses, cash used in operating activities amounted to $511,821 for the three months ended September 30, 1999, compared to $675,286 for the three months ended September 30, 1998. Accounts receivable increased to $2,302,225 from $1,899,714 for the three months ended September 30, 1998 mainly as a result of an initial invoice being generated in the quarter for a large turret system, (this amount has been recognised in customer deposits). Accounts payable and other accruals increased by $213,057 compared to a decrease of $813,836 in the prior comparative period, mainly as a result of some of the funding received going towards reducing the payables to an acceptable level in the prior period.

Cash used in investing activities, consisting primarily of the purchase of capital assets, amounted to $41,823 for the three months ended September 30, 1999, and $118,387 in the corresponding period in 1998.

Cash generated from financing activities, amounted to $675,157 compared to $317,079 in the prior period primarily as a result of unsecured loans raised in the amount of $724,363. Capital contributed by TWC was an outflow of $47,643, compared to $320,506 capital being contributed in the prior period.

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

As of March 17, 2000, the Company has not experienced any delays or material adverse effect on its business as a result of Y2K.

PART II   OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K
     -------        --------------------------------

          (a)       Exhibits

                         *27   Financial Data Schedule

          (b)       Reports on Form 8-K

                         None

--------------------
     * previously filed

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FLEXEMESSAGING.COM, INC.
                                          (Registrant)

Date:  March 21, 2000
                                           /s/ Nicholas Bird
                                          ------------------------------
                                          Nicholas Bird, President