Form 10QSB/A
period 1999-12-31
FLEXEMESSAGING COM INC/NEW
filed 2000-03-21
CIK 1093071

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

                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----
PART I   FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3

         Unaudited Consolidated Balance Sheet as of December 31, 1999       4

         Unaudited Consolidated Statements of Operations for the three      5
         and six months ended December 31, 1999 and 1998

         Unaudited  Consolidated  Statements of Cash Flows for the six      6
         months ended December 31, 1999 and 1998

         Notes to the Unaudited Consolidated Financial Statements           7

Item 2.  Management's Discussion and Analysis of Financial Condition       13
         And Results of Operations

Part II - Other Information:                                               20

Item 6.  Exhibits

         Ex. 10   Transfer agreement between Trade Centre Systems Pte      20
                  Ltd and Jebsen and Jessen Communications Pte Ltd

         Ex. 27   Financial Data Schedule                                  20

Signatures                                                                 21

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

Flexemessaging.com, Inc
Consolidated Balance Sheets

                                                                                Note               Unaudited
                                                                                                  31 December
                                                                                                      1999
-----------------------------------------------------------------------------------------------------------------
Assets                                                                                                   $
Current
            Cash                                                                                     217,525
            Receivables                                                                            2,767,835
            Inventory - Raw materials                                                                142,369
            Inventory - Finished goods                                                               163,251
                                                                                                   ---------
            Costs on projects not yet billed                                                         278,445
                                                                                                   ---------
                                                                                                   3,749,425
                                                                                                   ---------

Capital assets                                                                                       438,225
Goodwill                                                                                               3,805
Other                                                                                                 25,745
                                                                                                   ---------
                                                                                                     467,775
                                                                                                   ---------
                                                                                                   4,037,200

------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current

            Trade Creditors                                                                        2,171,288
            Sundry creditors and accruals                                                          1,007,855
            Customer deposits                                                                        272,188
            Unearned maintenance revenue                                                             213,407
            Current portion of lease obligations                                                      31,071
            Loan payable on securitization of debt                                                   106,089
                                                                                                   ---------
                                                                                                   3,801,898
                                                                                                   ---------
Non Current

            Non current portion of lease obligations                                                  21,561
            Loans payable                                                         2                  757,695
            Employee entitlements payable                                                            138,098
                                                                                                  ----------
                                                                                                     917,354
                                                                                                  ----------

Total Liabilities                                                                                 4,719,252
                                                                                                  ---------

Shareholders' Equity
            Common Stock, $0.001 par value; 20,000,000 shares
            Authorized; 10,400,000 shares issued                                                     10,400

            Preferred Stock, $0.001 par value; 5,000,000 shares
            Authorized; no shares issued                                                                  -

            Additional paid-in capital                                                            4,525,393
            Comprehensive income - foreign currency translation                    3                181,532
            Accumulated deficit                                                                  (5,399,377)
                                                                                                 -----------
                                                                                                   (682,052)
                                                                                                 -----------
                                                                                                  4,037,200

-------------------------------------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

Consolidated Statements of Loss and Comprehensive Loss

                                                   Note          Unaudited         Unaudited          Unaudited     Unaudited
                                                            Three months ended Three months ended Six months ended Six months ended
                                                                31 December        31 December     31 December       31 December
                                                                   1999               1998            1999             1998
-------------------------------------------------------------------------------------------------------------- ---------------------
                                                                     $                $               $             $

Revenues                                                         3,950,865       1,815,329       6,028,155       4,296,269
Less:
Cost of Sales                                                    2,553,135       1,021,128       3,602,655       2,359,504
                                                               -----------     -----------     -----------     -----------

Gross Profit                                                     1,397,730         794,201       2,425,500       1,936,765

Operating Expenses
Network operating costs                                             18,574          27,140          42,405          55,826
Selling,general and administrative                               1,424,742       1,043,562       2,778,730       2,169,056
Depreciation and amortization                                      134,707         120,689         244,600         227,806
Restructuring Costs                                                725,735            --           725,735
                                                               -----------     -----------     -----------     -----------
Total operating expenses                                         2,303,758       1,191,391       3,791,470       2,452,688

                                                               -----------     -----------     -----------     -----------
Loss from Operations                                              (906,028)       (397,190)     (1,365,970)       (515,923)

Other income/(expense)
            Interest paid
                        - loans - short term                       (14,698)        (16,903)        (25,712)        (25,308)
            Interest received                                        6,882           4,747           8,194           6,882
                                                               -----------     -----------     -----------     -----------

Loss for the year before income tax                               (913,844)       (409,346)     (1,383,488)       (534,349)

Income tax expense                                                    --              --              --              --
                                                               -----------     -----------     -----------     -----------

Net loss                                                          (913,844)       (409,346)     (1,383,488)       (534,349)

Other comprehensive income, net of tax
Foreign currency translation adjustments                            13,458          17,287          42,799          19,516

                                                               -----------     -----------     -----------     -----------
Comprehensive loss                                                (900,386)       (392,059)     (1,340,689)       (514,833)

Net loss per share                                                   (0.09)          (0.05)          (0.13)          (0.06)

Weighted average number of shares                               10,400,000       8,800,000      10,400,000       8,800,000

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

Consolidated Statements of Changes in Cash Flows


                                                                                        Unaudited                      Unaudited
                                                                                      x months ended               Six months ended
                                                                                       31 December                    31 December
                                                                                          1999                           1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided/(used) by:                                                                    $                              $

Operating Activities
Operations
            Net loss for the year                                                      (1,383,488)                       (534,349)
            Items not involving cash:
            Amortization                                                                  244,600                         227,806
            Write down of network equipment                                               419,418
            Changes in operating assets and liabilities:
            Accounts receivable                                                          (868,121)                        387,727
            Inventory                                                                         750                         (57,232)
            Costs on projects not yet billed                                              178,339                         343,677
            Accounts payable and other accruals                                           893,783                      (1,464,691)
            Income taxes                                                                     (111)                              1
            Employee entitlement payable                                                    6,247                           7,705
                                                                                            -----                           -----
                                                                                         (508,583)                      (1089,356)

Investing Activities
            Investments in:
            Capital assets - net                                                          (41,951)                       (119,083)
                                                                                          --------                       ---------
                                                                                          (41,951)                       (119,083)
Financing Activities
            Loans raised                                                                  757,695                               -
            Loan payable on securitization of debt                                         31,654                          (1,761)
            Lease payments                                                                 (6,527)                         (7,275)
            Contribution of capital                                                             -                         681,635
            Distributions                                                                (133,675)                              -
                                                                                         ---------                              -
                                                                                          649,147                         672,599

(Decrease)/Increase in cash                                                                98,613                        (535,840)
Cash at beginning of year                                                                 118,912                         589,877
Cash at end of year                                                                       217,525                          54,037

Supplemental non-cash investing and financing activities
Capital lease obligations                                                                       -                               -
Interest                                                                                   25,712                          25,308

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


NOTE 2:     LOANS PAYABLE

            AICH as Agent, has advanced bridge financing in the sum of $499,500, in return for an unsecured promissory note over Flexemessaging.com Inc. The loan bears interest at the rate announced, from time to time, by Nationsbank N.A. as its prime rate, plus 200 basis points, per annum. Interest is calculated on the basis of a 360-day year, but only to the extent that the unpaid principal remains outstanding. Interest accrues and is payable from the day that the Company receives net proceeds of not less than $1,500,000 from the offering described in Note 5. The promissory note is to be repaid on the later of commencement of trading of securities of the Company on the American Stock Exchange, NASDAQ or another exchange acceptable to the Company, or December 21, 1999. The note may be prepaid at any time without penalty or premium.

            The balance of the loan funds are unsecured with no fixed terms of repayment and do not attract interest.

NOTE 3:     COMPREHENSIVE INCOME - FOREIGN CURRENCY TRANSLATION

In accordance with SFAS 130, the accumulated comprehensive income comprises the following:

Accumulated comprehensive income
            Balance at beginning of period                  138,733
            Foreign currency translation adjustments         42,799
                                                            -------
            Balance at end of period                        181,532


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

For the three months ended December 31, 1999

                                                 Voice and Data           FlexiFax             Head Office     Consolidated

Revenue                                                3,103,854             847,011                -            3,950,865

                                                  ----------------- --------------------- -----------------------------------

Amortization                                              31,331              96,636              6,740            134,707
                                                  ----------------- --------------------- -----------------------------------

Segment operating profit/(loss)                          225,268          (1,020,145)           (111,151)         (906,028)

                                                  ----------------- --------------------- -----------------------------------

Identifiable assets                                    3,151,820             651,169             234,211         4,037,200

                                                  ----------------- --------------------- -----------------------------------


For the three months ended December 31, 1998

Revenue                                                1,071,167             744,162                -            1,815,329

                                                  ----------------- --------------------- -----------------------------------

Amortization                                              26,287              91,853              2,549            120,689
                                                  ----------------- --------------------- -----------------------------------

Segment operating profit/(loss)                         (128,233)           (249,013)            (19,944)         (397,190)

                                                  ----------------- --------------------- -----------------------------------

Identifiable assets                                    1,839,389           1,205,656             259,360         3,304,405

                                                  ----------------- --------------------- -----------------------------------

For the six months ended December 31, 1999

                                                 Voice and Data           FlexiFax             Head Office            Consolidated

Revenue                                                4,229,231           1,798,924                -                   6,028,155

                                                  ----------------- --------------------- ------------------------------------------

Amortization                                              62,720             168,380              13,500                  244,600
                                                  ----------------- --------------------- ------------------------------------------

Segment operating profit/(loss)                          100,841          (1,303,102)           (163,709)              (1,365,970)

                                                  ----------------- ---------------------------------------------------------------

Identifiable assets                                    3,151,820             651,169             234,211                4,037,200

                                                  ----------------- --------------------- ------------------------------------------


For the six months ended December 31, 1998


Revenue                                                2,705,828           1,590,441                -                   4,296,269

                                                  ----------------- --------------------- ------------------------------------------

Amortization                                              57,806             164,765              5,235                   227,806
                                                  ----------------- --------------------- ------------------------------------------

Segment operating profit/(loss)                          (72,175)           (403,443)            (40,305)                (515,923)

                                                  ----------------- --------------------- -----------------------------------------

Identifiable assets                                    1,839,389           1,205,656             259,360                3,304,405

                                                  ----------------- --------------------- ------------------------------------------

NOTE 5:     EVENTS SUBSEQUENT TO BALANCE SHEET DAT

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

In connection with this plan the Company signed an agreement on December 2, 1999, with Premiere Information Systems Pty Ltd ("Premiere"), a subsidiary of Premiere Technologies Inc., a communications company based in Atlanta, Georgia whereby the Company would outsource the delivery of its fax traffic to the Premiere network. In addition the customer bases in the UK, Canada, USA, Switzerland and Singapore will now be serviced by Premiere with the Company receiving commission on revenues generated for the next 24 months.

As a result, with effect from December 1, 1999 all expenses in respect of network operations (leased network backbone circuit expenses, facilities management, software and hardware expenses and maintenance, network staff resources) will not be continued.


The costs and liabilities of this plan includes:

--------------------------------------------------------------- --------------------------------------------------------------------
                                                      Expensed    Applied against         Payments                 Balance
                                                                  related asset                                   Dec 31, 1999
--------------------------------------------------------------- --------------------------------------------------------------------
Assumed obligations on closed network operations       188,723                            (50,116)                 138,607

Severance and other employee costs(3 employees)        117,594                            (19,500)                  98,094

Impairment loss on network equipment                   419,418     (419,418)                     -                       -

                                                       725,735     (419,418)              (69,616)                (236,701)


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

On December 16, 1999 Trade Centre Systems Holdings Pte Ltd ("TCSH"), an indirectly wholly owned subsidiary of the Company, operating in Singapore entered into an agreement with Jebsen and Jessen Communications Pte Ltd ("J&J"). Under the agreement TCSH has transferred its Voice & Data business to J&J in return for revenue based commissions on sales and maintenance through to October 31, 2000. This agreement relates to the transfer/disposal of a geographical portion of a segment and does not constitute a discontinued operation. This transfer will not have a material impact on the performance of the Company.

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

On December 16, 1999 Trade Centre Systems Holdings Pte Ltd ("TCSH"), an indirectly wholly owned subsidiary of the Company, operating in Singapore entered into an agreement with Jebsen and Jessen Communications Pte Ltd ("J&J"). Under the agreement TCSH has transferred its Voice & Data business to J&J in return for revenue based commissions on sales and maintenance through to October 31, 2000. This agreement relates to the transfer/disposal of a geographical portion of a segment and does not constitute a discontinued operation. This transfer will not have a material impact on the performance of the Company.

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

FlexiFax Division

Revenues. Revenue increased 14% to $847,011 for the three months ended December 31, 1999 from $744,162 for the three months ended December 31, 1998. Revenues generated in countries outside of the US increased by 14%, which is lower than the previous quarter increase as a result of the transaction with Premiere. As a result of this transaction the Company will only report a percentage of the revenue generated by the customer base, now serviced by Premiere.

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

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation, restructuring costs and other expenses incurred in running the operation. Total operating expenses before restructuring costs for the three months ended December 31, 1999 amounted to $705,911 compared to $589,264 in the corresponding period. Significant expenses in the amount of $94,050 were incurred in connection with the establishment of a direct office in London for the three months ended December 31, 1999. The balance of the increase in expenditure resulted mainly from increased staff costs, largely as a result of the establishment of the Flexemedia division which disseminates news releases. Depreciation decreased to $96,636 for the three months ended December 31, 1999, compared to $91,853 in the prior period. Restructuring costs have been incurred as a result of closing down the Company's network and releasing some employees in connection with the agreement with Premiere, whereby the end delivery of transmissions will be performed by Premiere. Restructuring costs amounted to $725,735 in the three months ended December 31, 1999. Total operating expenses after restructuring costs for the three months ended December 31, 1999 amounted to $1,431,646 compared to $589,264 in the corresponding period.


Voice and Data Division

Revenues. Revenues consist of sales from systems integration solutions for voice, call centre, electronic display, paging, call recording and data applications. Revenues increased 190% to $3,103,854 for the three months ended December 31, 1999, from $1,071,167 for the three months ended December 31, 1998. The increase is mainly attributable to turret system sales of $2,161,380 resulting from the Division entering into an agreement with IPC as its Australian distributor for its products as compared to $261,460 generated in the comparative period. The agreement with IPC is expected to generate further positive results in this fiscal year, with turret systems sales forecasted to be significantly higher than for the fiscal 2000 year.

Cost of sales. Cost of sales consists of the purchase of third party product, necessary to complete the systems integration solution. Cost of sales for the three months ended December 31, 1999 amounted to $2,090,338 compared to $515,646 for the comparative quarter as a result of increased sales volumes. Cost of sales as a percentage of revenue increased to 67% for the current fiscal period down from 48% for the three months ended December 31, 1998. The increased percentage is a result of supplying larger project system sales as opposed to providing a larger proportion of relocation and ancillary support and maintenance services to the V Band voice customer base, as well as a change in the overall revenue mix, where different product groups attract different gross margins.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation and other expenses incurred in running the operation. Total operating expenses for the three months ended December 31, 1999 amounted to $760,961 compared to $582,183 in the corresponding period. Depreciation was $31,331 for the three months ended December 31, 1999, compared to $26,287 in the prior period.

Results of operations and financial position for the six months ended December 31, 1999 and 1998

Management's discussion and analysis of operations for the period ended December 31, 1999 and 1998 are on the converted US dollar figures. References have been made to certain figures before taking into account the effect of the foreign currency translation adjustment where necessary.


Consolidated Results of Operations

Consolidated revenues increased by 40% to $6,028,155 for the six months ended December 31, 1999, compared to $4,296,269 for the six months ended December 31, 1998. As a result of increased sales volumes Cost of sales increased to $3,602,655, from $2,359,504 in the prior period. Cost of sales as a percentage of revenue increased to 60%, up from 55% in the corresponding period. Total operating expenses before restructuring costs increased 25% to $3,065,735 from $2,452,688 in the prior period. Total operating expenses after restructuring costs increased 55% to $3,791,470 from $2,452,688 in the prior period.The net loss before restructuring costs for the six months ended December 31, 1999 was $657,753, which was up from the amount reported for the six months ended December 31, 1998 of $534,349. A net loss after restructuring costs for the six months ended December 31, 1999 of $1,383,488 was reported, which was up from the net loss reported for the six months ended December 31, 1998 of $534,349.

A detailed explanation of the results by operating division follows.

FlexiFax Division

Revenues. FlexiFax revenues increased 13% to $1,798,924 for the six months ended December 31, 1999 from $1,590,441 for the six months ended December 31, 1998. Revenues generated in countries outside of the US increased by 13%. As a result of thistransaction with Premiere the Company will only report a percentage of the revenue generated by the customer base now serviced by Premiere.

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

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation, restructuring costs and other expenses incurred in running the operations. Total operating expenses before restructuring costs for the six months ended December 31, 1999 amounted to $1,366,843 as compared to $959,288 in the corresponding period. Significant expenses were incurred in connection with the establishment of an office in London amounting to $178,743 for the six months ended December 31, 1999. The balance of the increase in expenditure resulted mainly from increased staff costs, largely as a result of the establishment of the Flexemedia division which disseminates of news releases. Depreciation decreased to $148,380 for the six months ended December 31, 1999, compared to $164,765 in the prior period. Total operating expenses after restructuring costs for the six months ended December 31, 1999 amounted to $2,092,578 as compared to $959,288 in the corresponding period.

Voice and Data Division

Revenues. Revenues consist of sales from systems integration solutions for voice, call centre, electronic display, paging, call recording and data applications. Revenues increased 56% to $4,229,231 for the six months ended December 31, 1999, from $2,705,828 for the six months ended December 31, 1998. The increase is mainly attributable to turret system sales of $2,264,resulting from the Division entering into an agreemeent with IPC as its Australian distributor for its products as compared to $1,408,994 being generated in the comparative period. The agreement with IPC is expected to generate further positive results in this fiscal year, with significantly higher turret systems sales forecasted.

Cost of sales. Cost of sales consists of the purchase of third party product, necessary to complete the systems integration solution. Cost of sales for the six months ended December 31, 1999 amounted to $2,593,207 as compared to $1,324,907 for the comparative quarter as a result of increased sales volumes. Cost of sales as a percentage of revenue increased to 62% for the current fiscal period down from 49% for the six months ended December 31, 1998. The increased percentage is a result of supplying larger project system sales as opposed to providing a larger proportion of relocation and ancillary support and maintenance services to the V Band voice customer base, as well as a change in the overall revenue mix, where different product groups attract different gross margins.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation and other expenses incurred in running the operations. Total operating expenses for the six months ended December 31, 1999 amounted to $1,535,183 as compared to $1,453,095 in the corresponding period. Depreciation was $62,720 for the six months ended December 31, 1999, as compared to $57,806 in the prior period.

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

The Company anticipates raising additional capital of $ 3.66 million with the assistance of AICH by means of private placement. If the private placement is not completed, the Company will:

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

The market for fax and messaging is very competitive and the Voice and Data Division is heavily influenced by the economic conditions existing in Australia at the time. The Company does not expect this to change and in fact expects that even greater effort will be needed in the future. The Company's need for additional funding until it reaches significant levels of revenue and margin to become cashflow positive.


The Company has financed its cash requirements for operations and investments in capital assets mainly through private sales of equity securities and loan finance.

AICH were engaged by the Company to raise up to $3.66 million through private placements. In July 1999, AICH has provided a bridge loan for US$500,000 secured by a promissory note, accruing interest only after AICH had raised minimum net capital of $1.5 million for the Company. The promissory note will be repaid out of proceeds of the intended private placement capital raising of $3.66 million, once the Company is listed on a national exchange such as American Stock Exchange, NASDAQ or other national exchange. AICH was expected to arrange for the share placement with one or more brokers, fund managers or other accredited parties. The Company is not party to any plan to place shares with one or another particular person or group.

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

As a result of operating losses, cash used in operating activities amounted to $508,583 for the six months ended December 31, 1999, as compared to $1,089,356 for the six months ended December 31, 1998. Accounts receivable increased to $2,767,835 from $1,899,714 for the six months ended December 31, 1998 mainly as a result of increased sales volumes in the second quarter. Accounts payable and other accruals increased by $893,783 as compared to a decrease of $1,464,691 in the prior comparative period, mainly as a result of increased sales activity in the second quarter as well as some of the funding received going towards reducing the payables to an acceptable level in the prior period.

Cash used in investing activities, consisting primarily of the purchase of capital assets, amounted to $41,951for the six months ended December 31, 1999, and $119,083 in the corresponding period in 1998.

Cash generated from financing activities, amounted to $649,147 as compared to $672,599 in the prior period primarily as a result of unsecured loans in the amount of $757,695. In the prior period, TWC contributed capital in the amount of $681,635.

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

The cost to the Company of the Y2K compliance program has not be separated but been written off into general operating expenses and leasing costs (for equipment upgrade). As of March 17, 2000 the Company has not experienced any material effect or delay as a result of the Y2K issue.

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


Part II                Other Information

Item 6.                Exhibits and Reports on Form 8-K

            (a)        Exhibits.

                       *10.1 Transfer agreement between Trade Centre Systems Pte Ltd and Jebsen and Jessen Communications Pte Ltd

                       *27  Financial Data Schedule

            (b)        Reports on Form 8-K

                       None.

---------------------
     * previously filed

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FLEXEMESSAGING.COM, INC.
                                                     (Registrant)

Date:  March 21, 2000
                                                       /s/ Nicholas Bird
                                                     --------------------------
                                                     Nicholas Bird, President