Form 10QSB/A
period 1999-12-31
FLEXEMESSAGING COM INC/NEW
filed 2000-04-26
CIK 1093071

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                          -----------------------------

                                  FORM 10-QSB/A
                          -----------------------------

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarter ended December 31, 1999

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

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

        Level 27 Grosvenor Place
        225 George Street
        Sydney, Australia                            NSW 2000
        ----------------------------                 --------
       (Address of principal executive offices)     (Zip code)

        Issuer's telephone number: (011) 61 2 9250-8888
                                 ---------------

Securities to be registered pursuant to Section 12(b) of the Act:   none
Securities to be registered pursuant to Section 12(g) of the Act:   Common Stock

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / / Yes /X/ No

As of February 11, 2000 there were 10,400,000 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I      FINANCIAL INFORMATION                                             3

Item 1.     Financial Statements

            Unaudited Consolidated Balance Sheet as of December 31, 1999      4

            Unaudited Consolidated Statements of Operations for the three     5
            and six months ended December 31, 1999 and 1998

            Unaudited Consolidated Statements of Cash Flows for the six       6
            Months ended December 31, 1999 and 1998

            Notes to the Unaudited Consolidated Financial Statements          7

Item 2.     Management's Discussion and Analysis of Financial Condition      13
            And Results of Operations

Part II-Other Information:

Item 6.     Exhibits                                                         20

            Ex. 10 Transfer agreement between Trade Centre Systems Pte Ltd and Jebsen and Jessen Communications Pte Ltd

            Ex. 27  Financial Data Schedule

Signatures                                                                   21

PART I      FINANCIAL INFORMATION

ITEM 1.     Financial Statements
------      --------------------

For financial accounting purposes, as a result of the reverse acquisition by Flexemessaging.com, Inc. (the "Company") of the business assets of Trade Wind Communications Limited ("TWC"), consisting of the stock of Trade Wind Group Pty Ltd., the financial statements presented herein are the consolidated financial statements of the Company for the six months ended December 31, 1999 and 1998, and the consolidated statements of loss and comprehensive loss for the three months ended December 31, 1999

The Company has two divisions: Voice and Data Division and FlexiFax Division operating under the trade name of FlexiFax Global Services. Voice and Data Division is a specialist supplier and integrator of voice communication systems and decision support applications for dealing rooms, emergency services and other organizations with mission-critical needs. FlexiFax Division operates an enhanced fax broadcast service over a global network. FlexiFax specializes in quality fax broadcasts generated from customers' desktops for delivery to any destination in the world.

Flexemessaging.com, Inc
Consolidated Balance Sheets

                                                        Note     Unaudited
                                                                 31 December
                                                                    1999
--------------------------------------------------------------------------------
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
                                                                 ---------
                                                                   467,775
                                                                 ---------
                                                                 4,037,200

--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current

   Trade Creditors                                               2,171,288
   Sundry creditors and accruals                                 1,007,855
   Customer deposits                                               272,188
   Unearned maintenance revenue                                    213,407
   Current portion of lease obligations                             31,071
   Loan payable on securitization of debt                          106,089
                                                                 ---------
                                                                 3,801,898
                                                                 ---------
Non Current

   Non current portion of lease obligations                         21,561
   Loans payable                                            2      757,695
   Employee entitlements payable                                   138,098
                                                                 ---------
                                                                   917,354
                                                                 ---------

Total Liabilities                                                4,719,252
                                                                 ---------

Shareholders' Equity
   Common Stock, $0.001 par value; 20,000,000 shares                10,400
   Authorized; 10,400,000 shares issued
   Preferred Stock, $0.001 par value; 5,000,000 shares
   Authorized; no shares issued
   Additional paid-in capital                                    4,825,393
   Comprehensive income-foreign currency translation        3      181,532
   Accumulated deficit                                          (5,699,377)
                                                                ----------
                                                                  (682,052)
                                                                ----------

                                                                 4,037,200

--------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.


Consolidated Statements of Loss and Comprehensive Loss

                                  Note      Unaudited      Unaudited       Unaudited       Unaudited
                                             Three          Three            Six months    Six months
                                             months         months             ended         ended
                                             ended           ended         31 December     31 December
                                          31 December     31 December           1999           1998
                                              1999            1998
------------------------------------------------------------------------------------------------------
                                               $                $               $               $

Revenues                                    3,950,865       1,815,329       6,028,155       4,296,269
Less:
Cost of Sales                               2,553,135       1,021,128       3,602,655       2,359,504
                                          -----------     -----------     -----------     -----------

Gross Profit                                1,397,730         794,201       2,425,500       1,936,765

Operating Expenses
Network operating costs                        18,574          27,140          42,405          55,826
Selling,general and
administrative                              1,424,742       1,043,562       2,778,730       2,169,056
Depreciation and amortization                 134,707         120,689         244,600         227,806
Restructuring Costs                           725,735             -           725,735
                                          -----------     -----------     -----------     -----------
Total operating expenses                    2,303,758       1,191,391       3,791,470       2,452,688

                                          -----------     -----------     -----------     -----------
Loss from Operations                         (906,028)       (397,190)     (1,365,970)       (515,923)

Other income/(expense)
    Interest paid
        - loans - short term                  (14,698)        (16,903)        (25,712)        (25,308)
    Interest received                           6,882           4,747           8,194           6,882
                                          -----------     -----------     -----------     -----------

Loss for the year before income              (913,844)       (409,346)     (1,383,488)       (534,349)
tax

Income tax expense                                -               -               -               -
                                          -----------     -----------     -----------     -----------

Net loss                                     (913,844)       (409,346)     (1,383,488)       (534,349)

Other comprehensive income, net
of tax

Foreign currency translation
adjustments                                    13,458          17,287          42,799          19,516

                                          -----------     -----------     -----------     -----------
Comprehensive loss                           (900,386)       (392,059)     (1,340,689)       (514,833)

Net loss per share                              (0.09)          (0.05)          (0.13)          (0.06)

Weighted average number of
shares                                     10,400,000       8,800,000      10,400,000       8,800,000



The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

Consolidated Statements of Changes in Cash Flows

                                                                           Unaudited                Unaudited
                                                                       Six months ended         Six months ended
                                                                          31 December              31 December
                                                                             1999                     1998
----------------------------------------------------------------------------------------------------------------
Cash provided/(used) by:                                                       $                        $

Operating Activities
Operations
            Net loss for the year                                         (1,383,488)                 (534,349)
            Items not involving cash:
            Amortization                                                     244,600                   227,806
            Write down of network equipment                                  419,418
            Changes in operating assets and liabilities:
            Accounts receivable                                             (868,121)                  387,727
            Inventory                                                            750                   (57,232)
            Costs on projects not yet billed                                 178,339                   343,677
            Accounts payable and other
            accruals                                                         893,783                (1,464,691)
            Income taxes                                                        (111)                        1
            Employee entitlement payable                                       6,247                     7,705
                                                                               -----                     -----
                                                                            (508,583)                (1089,356)

Investing Activities
            Investments in:
            Capital assets - net                                             (41,951)                 (119,083)
                                                                             --------                 ---------
                                                                             (41,951)                 (119,083)
Financing Activities
            Loans raised                                                     757,695                         -
            Loan payable on securitization of debt                            31,654                    (1,761)
            Lease payments                                                    (6,527)                   (7,275)
            Contribution of capital                                                -                   681,635
            Distributions                                                   (133,675)                        -
                                                                            ---------                        -
                                                                             649,147                   672,599

(Decrease)/Increase in cash                                                   98,613                  (535,840)
Cash at beginning of year                                                    118,912                   589,877
Cash at end of year                                                          217,525                    54,037

Supplemental non-cash investing and financing activities
Capital lease obligations                                                          -                         -
Interest                                                                      25,712                    25,308

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

            On February 5, 1999, SVI entered into an acquisition agreement with Trade Wind Communications Limited ("TWC"), a Bermudan corporation listed on the Canadian Venture Exchange, to purchase all of its business assets, consisting of the stock of Trade Wind Group Pty Limited ("TWG"), a wholly-owned subsidiary of TWC, incorporated on September 6, 1988. SVI was a non-operating public shell with no tangible assets and 500,000 shares of common stock outstanding. This merger of TWG and SVI (a non-operating public shell with a tangible asset value of nil) resulted in TWG having actual or effective operating control of the combined Company after the transaction. As a result, this transaction has been treated as a capital transaction in substance, rather than a business combination and has been accounted for as a reverse acquisition. Any references to past accomplishments of the Company and its financial information, prior to the acquisition, relate solely to TWG, as combined, since SVI (now known as Flexemessaging.com, Inc.) has been inactive for several years. SVI acquired the assets of TWG in exchange for the issuance of 8.8 million shares of common stock. This valuation was based on arms length negotiation driven by ultimate ownership principles. A forward valuation (a valuation arrived at by applying a revenue multiple to the Company's future revenue stream) based on future revenues was determined and from this capitalization model, the total outstanding common stock was calculated. Thereafter, the respective equity ownership positions were negotiated.

            Pursuant to the Merger Agreement, the Company entered into an agreement with AICH, a Bermudan corporation, with the objective of performing two tasks. First, AICH was to identify an acquisition candidate and secondly AICH was to arrange for funding for the Company. Pursuant to that agreement, AICH identified SVI as an acquisition vehicle and assisted the Company in structuring and concluding the reverse acquisition. In return, the shareholders of SVI were allocated 500,000 of the Company's common stock after it had been recapitalized. The fair value of the assets and liabilities assumed in the reverse acquisition were nil. AICH has also assisted the Company in seeking financing of $3,660,000 through the sale of the Company's common stock utilizing private placements. AICH has made an interim placement of 300,000 shares of common stock of Flexemessaging.com, Inc. for $750,000.

            Per the Merger Agreement, AICH is expected to place the balance of the $3,660,000 financing through the sale of Flexemessaging.com, Inc.'s common stock pursuant to future private placements. As a condition of the Merger Agreement with AICH, 600,000 shares of the Company's common stock were issued to AICH as performance shares for arranging future financing. These performance shares are subject to a lockup agreement signed by AICH whereby shares will be released from the lockup agreement in proportion to the funds raised by AICH, subject to a minimum of $1 million. The funding minimum was not raised within the required 70 days as a result of various delays concerning the Merger Agreement with the US shell company, SVI. The treatment of these performance shares is under review by the board pending the result of the latest capital raising activity by AICH and remain subject to possible cancellation if the terms and conditions of the agreement are not met.

            Flexemessaging.com, Inc. is incorporated under the laws of Idaho. Its stock is traded on the Over the Counter Bulletin Board market, but is not registered with the US Securities and Exchange Commission or the securities commission of any state. Included in the issued stock are 600,000 shares of common stock beneficially owned by AICH. These shares are held in escrow and will be subject to performance by AICH under the terms of the Merger Agreement. The performance terms have not been met and the contract is currently under review by management.

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

            The Company has incurred cumulative losses to date of $5,699,377 which includes a net loss (after extraordinary items) for the current period of $1,383,488. The Company anticipates raising additional capital to meet its planned operational and expansion requirements over the remaining part of the fiscal year ending June 30, 2000. Should the appropriate level of funding not become available, then the Company will have to reduce its costs employed in various areas including its global expansion activities, network expansion, new channel marketing initiatives, R&D, sales and general marketing activities to a cost level which will meet the anticipated cash needs for working capital and capital expenditure requirements. Thereafter if the Company's operation does not begin to deliver positive cashflows in amounts enough to satisfy the Company's requirements then it will be necessary for the Company to raise additional funds through bank debt, equity funding, partnering with others to share overheads, or undertake appropriate divestment strategies of certain technologies for equity or cash, or through other sources of capital. Additional funding may not be available, or may not be available on terms and timing acceptable to the Company, which could have a material adverse effect on the Company's financial position, its overall business and the result of the Company's operations.

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


NOTE 2:     LOANS PAYABLE

            AICH as Agent, has advanced bridge financing in the sum of $499,500, in return for an unsecured promissory note of Flexemessaging.com Inc. The loan bears interest at the rate announced, from time to time, by Nationsbank N.A. as its prime rate, plus 200 basis points, per annum. Interest is calculated on the basis of a 360-day year, but only to the extent that the unpaid principal remains outstanding. Interest accrues and is payable from the day that the Company receives net proceeds of not less than $1,500,000 from the offering described in Note 5. The promissory note is to be repaid on the later of commencement of trading of securities of the Company on the American Stock Exchange, NASDAQ or another national exchange acceptable to the Company, or December 21, 1999. The note may be prepaid at any time without penalty or premium.

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


NOTE 4:     SEGMENTED FINANCIAL INFORMATION

The Company operates two business divisions, Voice and Data and FlexiFax . The Voice and Data Divisionis a specialist supplier and integrator of voice communications systems and decision support applications for dealing rooms, emergency services dispatch and similar operations. FlexiFax operates an enhanced fax broadcast system. It is not considered necessary to show geographic segmented financial information as revenues generated from countries other than Australia are not considered significant and represent less than 10% of total revenue. The accounting principles used to report the segment amounts is the same as that used to report the financial statements. Segmented financial information for these two divisions follows:

For the three months ended December 31, 1999

                                    Voice and
                                      Data        FlexiFax       Head Office   Consolidated

Revenue                             3,103,854       847,011           --        3,950,865

                                   ----------    ----------     ----------     ----------

Amortization                           31,331        96,636          6,740        134,707
                                   ----------    ----------     ----------     ----------

Segment operating profit/(loss)       225,268    (1,020,145)      (111,151)      (906,028)

                                   ----------    ----------     ----------     ----------

Identifiable assets                 3,151,820       651,169        234,211      4,037,200

                                   ----------    ----------     ----------     ----------

For the three months ended
 December 31, 1998

Revenue                             1,071,167       744,162              -      1,815,329

                                    -----------------------------------------------------

Amortization                           26,287        91,853          2,549        120,689
                                    -----------------------------------------------------

Segment operating profit/(loss)      (128,233)     (249,013)       (19,944)      (397,190)
                                    -----------------------------------------------------

Identifiable assets                 1,839,389     1,205,656        259,360      3,304,405
                                    -----------------------------------------------------

For the six months ended December 31, 1999

                                    Voice and
                                       Data       FlexiFax      Head Office   Consolidated

Revenue                             4,229,231     1,798,924           --        6,028,155

                                   ----------    ----------     ----------     ----------

Amortization                           62,720       168,380         13,500        244,600
                                   ----------    ----------     ----------     ----------

Segment operating profit/(loss)       100,841    (1,303,102)      (163,709)    (1,365,970)

                                   ----------    ----------     ----------     ----------

Identifiable assets                 3,151,820       651,169        234,211      4,037,200

                                   ----------    ----------     ----------     ----------

For the six months ended December 31, 1998


Revenue                             2,705,828      1,590,441           --        4,296,269

                                   ----------     ----------     ----------     ----------

Amortization                           57,806        164,765          5,235        227,806
                                   ----------     ----------     ----------     ----------

Segment operating profit/(loss)       (72,175)      (403,443)       (40,305)      (515,923)

                                   ----------     ----------     ----------     ----------

Identifiable assets                 1,839,389      1,205,656        259,360      3,304,405

                                   ----------     ----------     ----------     ----------

NOTE 5:     EVENTS SUBSEQUENT TO BALANCE SHEET DATE

On August 30, 1999, the Company through AICH, has made an offering of 500,000 shares of the Company's common stock at $3.75 per share for the raising of net proceeds of $1,725,000 by way of private placement. This offering is being made pursuant to the limited and private offering exemption set forth in Rule 506 of Regulation D under the US Securities Act of 1933, as amended ("the Act"), and comparable exemptions from registration under applicable state securities laws. Accordingly, the securities to be offered will not be and have not been registered under the Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration. The securities will be offered only to investors who are accredited investors (as that term is defined in Regulation D of the Securities Act). The Offering has no aggregate minimum purchase requirement. This offering is to close 180 days from the offering date or until all shares are sold whichever is the earlier. No shares were subscribed for under this offering.

NOTE 6:     RESTRUCTURING COSTS

One of the core management objectives has been to re-position the Company more towards a broad based messaging service and away from the heavy reliance on fax running on a proprietary fax network. This plan would involve the closure of the existing proprietary fax network and the cessation of use of the related network equipment and resources. This is considered to be a closure of the existing proprietary fax delivery network and the cessation of use of the related network equipment and resources. This is considered to be a closure of part of a line of business. Currently only customer bases in the UK, Canada, USA, Switzerland and Singapore are affected by this closure. Revenues from this service comprise less than 9% of FlexiFax's total revenues.

In connection with this plan the Company signed an exclusive agreement on December 2, 1999, with Premiere Information Systems Pty Ltd ("Premiere"), a subsidiary of Premiere Technologies Inc., a communications company based in Atlanta, Georgia whereby the Company would outsource the delivery of its fax traffic to the Premiere network. This agreement provides for Premiere to transmit all fax broadcast traffic for the Company for a period of 12 to 24 months subject to certain service and pricing criteria. The customer bases in the UK, Canada, the USA, Switzerland and Singapore (representing the discontinued and/or outsourced service) will now be serviced by Premiere with the Company receiving a commission on revenues generated for the next 24 months.

FlexiFax will still provide enhanced fax and email broadcast services to their existing customers, namely Australia and New Zealand, which comprise 92% of the segment's revenue. The Company is still billing the remaining customers that have not been affected and the manner in which they transact with the Company is unaltered.

As a result, with effect from December 1, 1999 all expenses in respect of network operations (leased network backbone circuit expenses, facilities management, software and hardware expenses and maintenance, network staff resources) will not be continued.

The costs and liabilities of this plan includes:

                                  Expensed   Applied against   Payments     Balance
                                             related asset                Dec 31, 1999

Assumed obligations on closed     188,723                      (50,116)      138,607
network operations
Severance and other employee      117,594                      (19,500)       98,094
costs (3 employees)
Impairment loss on network        419,418     (419,418)           --            --
equipment
                                  725,735     (419,418)        (69,616)     (236,701)

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

On December 16, 1999 Trade Centre Systems Holdings Pte Ltd ("TCSH"), an indirectly wholly owned subsidiary of the Company, operating in Singapore entered into an agreement with Jebsen and Jessen Communications Pte Ltd ("J&J"). Under the agreement TCSH has transferred its Voice & Data business to J&J in return for revenue based commissions on sales and maintenance through to October 31, 2000. J&J have agreed to offer employment to certain of the employees of TCSH. TCSH has agreed to provide J&J with certain stock and spare parts in order to perform the maintenance function as well providing client site configuration details. This agreement relates to the transfer/disposal of a geographical portion of a segment and does not constitute a discontinued operation. This transfer will not have a material impact on the performance of the Company as the anticipated commission revenue stream represents less than 5% of the Company's total revenues.

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

One of the core management objectives has been to re-position the Company more towards a broad based messaging service and away from the heavy reliance on fax running on a proprietary fax network. This plan would involve the closure of the existing proprietary fax network and the cessation of use of the related network equipment and resources. This is considered to be a closure of the existing proprietary fax delivery network and the cessation of use of the related network equipment and resources. This is considered to be a closure of part of a line of business. Currently only customer bases in the UK, Canada, USA, Switzerland and Singapore are affected by this closure. Revenues from this service comprise less than 9% of FlexiFax's total revenues.

In connection with this plan the Company signed an agreement on December 2, 1999, with Premiere Information Systems Pty Ltd ("Premiere"), a subsidiary of Premiere Technologies Inc., a communications company based in Atlanta, Georgia whereby the Company would outsource the delivery of its fax traffic to the Premiere network.This agreement provides for Premiere to transmit all fax broadcast traffic for the Company for a period of 12 to 24 months subject to certain service and pricing criteria. The customer bases in the UK, Canada, the USA, Switzerland and Singapore (representing the discontinued and/or outsourced service) will now be serviced by Premiere with the Company receiving a commission on revenues generated for the next 24 months.

FlexiFax will still provide enhanced fax and email broadcast services to their existing customers, namely Australia and New Zealand, which comprise 92% of the segment's revenue. The Company is still billing the remaining customers that have not been affected and the manner in which they transact with the Company is unaltered.

As a result, with effect from December 1, 1999 all expenses in respect of network operations (leased network backbone circuit expenses, facilities management, software and hardware expenses and maintenance, network staff resources) will not be continued.

On December 16, 1999 Trade Centre Systems Holdings Pte Ltd ("TCSH"), an indirectly wholly owned subsidiary of the Company, operating in Singapore entered into an agreement with Jebsen and Jessen Communications Pte Ltd ("J&J"). Under the agreement TCSH has transferred its Voice & Data business to J&J in return for revenue based commissions on sales and maintenance through October 31, 2000. J&J have agreed to offer employment to certain of the employees of TCSH. TCSH has agreed to provide J&J with certain stock and spare parts in order to perform the maintenance function as well providing client site configuration details. This agreement relates to the transfer/disposal of a geographical portion of a segment and does not constitute a discontinued operation. This transfer will not have a material impact on the performance of the Company as the anticipated commission revenue stream represents less than 5% of the Company's total revenues.

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

FlexiFax Division

Revenues. Revenue increased 14% to $847,011 for the three months ended December 31, 1999 from $744,162 for the three months ended December 31, 1998. Revenues generated in countries outside of the US increased by 14%, which is lower than the previous quarter increase as a result of the transaction with Premiere. As a result of the outsourcing of our network, the Company will only report a percentage of the revenue generated by the customer base, now serviced by Premiere. It is uncertain what future level of revenue is to be received from Premiere as it is based on future levels of transaction activity generated from the former customer base that has now been migrated to Premiere. In other words, revenue will only be earned by the Company, if Premiere has generated revenue from the said customer base, which is dependent on those customers using the service.

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

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation, restructuring costs and other expenses incurred in running the operation. Total operating expenses before restructuring costs for the three months ended December 31, 1999 amounted to $705,911 compared to $589,264 in the corresponding period. Significant expenses were incurred in connection with the establishment of a direct office in London in the amount of $94,050 for the three months ended December 31, 1999. The balance of the increase in expenditure resulted mainly from increased staff costs, largely as a result of the establishment of the Flexemedia Division which disseminates news releases. Depreciation decreased to $96,636 for the three months ended December 31, 1999, compared to $91,853 in the prior period. Restructuring costs have been incurred as a result of closing down the Company's network and releasing some employees in connection with the agreement with Premiere, whereby the end delivery of transmissions will be performed by Premiere. Restructuring costs amounted to $725,735 in the three months ended December 31, 1999. Total operating expenses after restructuring costs for the three months ended December 31, 1999 amounted to $1,431,646 compared to $589,264 in the corresponding period.


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

Cost of sales. Cost of sales consists of the purchase of third party product, necessary to complete the systems integration solution. Cost of sales for the three months ended December 31, 1999 amounted to $2,090,338 compared to $515,646 for the comparative quarter as a result of increased sales volumes. Cost of sales as a percentage of revenue increased to 67% for the current fiscal period down from 48% for the three months ended December 31, 1998. The increased percentage is a result of supplying larger project system sales as opposed to providing a larger proportion of relocation and ancillary support and maintenance services to the V Band voice customer base, as well as a change in the overall revenue mix, where different product groups attract different gross margins. It is envisaged that the margins will be maintained around these levels. The decrease in the margin is as a result of more turret system sales being concluded in this period as compared to the prior period where mainly moves, adds and changes were performed with very little turret system sales being concluded. The turret system sales generate higher revenue but lower margins as compared to moves, adds and changes. Increased turret system sales was the desired effect in signing the IPC distribution agreement. The Company is subject to a performance criterion of $2 million sales per year under this IPC distribution agreement.

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

FlexiFax Division

Revenues. FlexiFax revenues increased 13% to $1,798,924 for the six months ended December 31, 1999 from $1,590,441 for the six months ended December 31, 1998. Revenues generated in countries outside of the US increased by 13%. As a result of the outsourcing of our network, the Company will only report a percentage of the revenue generated by the customer base, now serviced by Premiere. It is uncertain what future level of revenue is to be received from Premiere as it is based on future levels of transaction activity generated from the former customer base that has now been migrated to Premiere. In other words, revenue will only be earned by the Company, if Premiere has generated revenue from the said customer base, which is dependent on those customers using the service.

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

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation, restructuring costs and other expenses incurred in running the operations. Total operating expenses before restructuring costs for the six months ended December 31, 1999 amounted to $1,366,843 as compared to $959,288 in the corresponding period. Significant expenses were incurred in connection with the establishment of an office in London amounting to $178,743 for the six months ended December 31, 1999. The balance of the increase in expenditure resulted mainly from increased staff costs, largely as a result of the establishment of the Flexemedia division, which disseminates news releases. Depreciation decreased to $148,380 for the six months ended December 31, 1999, compared to $164,765 in the prior period. Total operating expenses after restructuring costs for the six months ended December 31, 1999 amounted to $2,092,578 as compared to $959,288 in the corresponding period.


Voice and Data Division

Revenues. Revenues consist of sales from systems integration solutions for voice, call centre, electronic display, paging, call recording and data applications. Revenues increased 56% to $4,229,231 for the six months ended December 31, 1999, from $2,705,828 for the six months ended December 31, 1998. The increase is mainly attributable to turret system sales of $2,264,338 resulting from the Division entering into an agreement with IPC as its Australian distributor for its products as compared to $1,408,994 being generated in the comparative period. The agreement with IPC is expected to generate further positive results in this fiscal year, with significantly higher turret systems sales forecasted.

Cost of sales. Cost of sales consists of the purchase of third party product, necessary to complete the systems integration solution. Cost of sales for the six months ended December 31, 1999 amounted to $2,593,207 as compared to $1,324,907 for the comparative quarter as a result of increased sales volumes. Cost of sales as a percentage of revenue increased to 62% for the current fiscal period down from 49% for the six months ended December 31, 1998. The increased percentage is a result of supplying larger project system sales as opposed to providing a larger proportion of relocation and ancillary support and maintenance services to the V Band voice customer base, as well as a change in the overall revenue mix, where different product groups attract different gross margins. It is envisaged that the margins will be maintained around these levels. The decrease in the margin is as a result of more turret system sales being concluded in this period as compared to the prior period where mainly moves, adds and changes were performed with very little turret system sales being concluded. The turret system sales generate higher revenue but lower margins as compared to moves, adds and changes. Increased turret system sales was the desired effect in signing the IPC distribution agreement. The Company is subject to a performance criterion of $2 million sales per year under this IPC distribution agreement.


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

Our current cash requirements to satisfy the management objectives outlined above as well as to provide working capital and sustain our operations for the next fiscal year are estimated to be $1,100,000. We expect that these requirements will be provided from the following sources :

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

The market for fax and messaging is very competitive and the Voice and Data Division, is heavily influenced by the economic conditions existing in Australia at the time. The Company does not expect this to change and in fact expects that even greater effort will be needed in the future. The Company's need for additional funding will continue until it reaches significant levels of revenue and margin to become cashflow positive.

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

In September 1997, the Company arranged an unlimited working capital-based facility with Scottish Pacific Business Finance Limited ("Scottish Pacific"), in respect of the Australian domiciled customers of FlexiFax Global Services. In accordance with Scottish Pacific lending criteria, this facility has been secured by a lien over the assets of Trade Wind Marketing Pty Ltd (a wholly owned subsidiary of Trade Wind Group Pty Ltd) as well as guarantees by Trade Wind Group Pty Ltd and its subsidiaries. Interest is charged at the highest of the prevailing rates of either Westpac Banking Corporation, Australia and New Zealand Banking Group Limited or National Australia Bank Limited plus a margin of 2%. The prevailing interest rate at June 30, 1999 was 10.93% (1998: 11.06%). Funds under the facility are advanced based on sales invoices with repayment of such advanced funds being made from payments received relating to the invoices and other working capital and external sources. The outstanding balance owing to Scottish Pacific as at December 31, 1999 was $106,089. The original term of this agreement was for a 12 month period with automatic renewal. This agreement may be terminated by Scottish Pacific by giving one month's notice or by the Company giving three month's notice. If this facility were terminated by the Company, paying off the outstanding balance would result in the Company having direct access to all the receipts on the outstanding invoices, for working capital purposes.

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

Part II                 OTHER INFORMATION

ITEM 6.                 Exhibits and Reports on Form 8-K

            (a)         Exhibits.

                        * 10 Transfer agreement between Trade Centre Systems Pte Ltd and Jebsen and Jessen Communications Pte Ltd

                        * 27  Financial Data Schedule

            (b)         Reports on Form 8-K

                        None.
------------------
* previously filed

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FLEXEMESSAGING.COM, INC.
                                                (Registrant)

Date:  April 24, 2000
                                                /s/ Nicholas Bird
                                                ------------------------------
                                                Nicholas Bird, President