Form 10QSB
period 2000-03-31
FLEXEMESSAGING COM INC/NEW
filed 2000-05-15
CIK 1093071

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                          -----------------------------

                                   FORM 10-QSB
                          -----------------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For Quarter ended March 31, 2000

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

           Level 27 Grosvenor Place
           225 George Street
           Sydney, Australia                                          NSW 2000
           -------------------------------                            --------
       (Address of principal executive offices)                      (Zip code)

                 Issuer's telephone number: (011) 61 2 9250-8888
                                 ---------------

Securities to be registered pursuant to Section 12(b) of the Act:   none
Securities to be registered pursuant to Section 12(g) of the Act:   Common Stock

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of April 26, 2000 there were 10,400,000 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----
PART I      FINANCIAL INFORMATION                                            3

Item 1.     Financial Statements

            Unaudited Consolidated Balance Sheet as of March 31, 2000        4

            Unaudited Consolidated Statements of Operations for the three    5
            and nine months ended March 31, 2000 and 1999

            Unaudited Consolidated Statements of Cash Flows for the nine     6
            Months ended March 31, 2000 and 1999

            Notes to the Unaudited Consolidated Financial Statements         7

Item 2.     Management's Discussion and Analysis of Financial Condition     13
            And Results of Operations

Part II - Other Information:

Item 6.     Exhibits                                                        20

            Ex. 27        Financial Data Schedule

Signatures                                                                  21

PART I      FINANCIAL INFORMATION


ITEM 1.     Financial Statements


For financial accounting purposes, as a result of the reverse acquisition by Flexemessaging.com, Inc. (the "Company") of the business assets of Trade Wind Communications Limited ("TWC"), consisting of the stock of Trade Wind Group Pty Ltd., the financial statements presented herein are the consolidated financial statements of the Company for the nine months ended March 31, 2000 and 1999, and the consolidated statements of loss and comprehensive loss for the three months ended March 31, 2000

The Company has two divisions: Voice and Data Division and FlexiFax Division operating under the trade name of FlexiFax Global Services. Voice and Data Division is a specialist supplier and integrator of voice communication systems and decision support applications for dealing rooms, emergency services and other organizations with mission-critical needs. FlexiFax Division operates an enhanced fax broadcast service over a global network. FlexiFax specializes in quality fax broadcasts generated from customers' desktops for delivery to any destination in the world.

Flexemessaging.com, Inc
Consolidated Balance Sheets

                                                                                               Note     Unaudited
                                                                                                        31 March
                                                                                                          2000
---------------------------------------------------------------------------------------------------------------------
Assets                                                                                                      $

Current
            Cash                                                                                          203,424
            Receivables                                                                                 2,580,579
            Inventory - Raw materials                                                                     181,455
            Inventory - Finished goods                                                                    240,875
            Costs on projects not yet billed                                                              409,385
                                                                                                       ----------
                                                                                                        3,615,718
                                                                                                       ----------

Capital assets                                                                                            397,880
Goodwill                                                                                                      933
Other                                                                                                      24,259
                                                                                                        ----------
                                                                                                          423,072
                                                                                                        ----------
                                                                                                        4,038,790

---------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current

            Trade Creditors                                                                             2,149,301
            Sundry creditors and accruals                                                               1,040,647
            Customer deposits                                                                             225,416
            Unearned maintenance revenue                                                                  213,407
            Current portion of lease obligations                                                           29,279
            Loan payable on securitization of debt                                                         17,184
                                                                                                       ----------
                                                                                                        3,675,234
                                                                                                       ----------
Non Current

            Non current portion of lease obligations                                                       20,317
            Loans payable                                                                      2          713,982
            Employee entitlements payable                                                                 134,265
                                                                                                       ----------
                                                                                                          868,564
                                                                                                       ----------

Total Liabilities                                                                                       4,543,797
                                                                                                       ----------

Shareholders' Equity
            Common Stock, $0.001 par value; 20,000,000 shares
            Authorized; 10,400,000 shares issued                                                           10,400
            Preferred Stock, $0.001 par value; 5,000,000 shares
            Authorized; no shares issued                                                                     --
            Additional paid-in capital                                                                  5,023,887
            Comprehensive income - foreign currency translation                                3          151,244
            Accumulated deficit                                                                        (5,690,538)
                                                                                                       ----------
                                                                                                         (505,007)
                                                                                                       ----------

                                                                                                        4,038,790

---------------------------------------------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

Consolidated Statements of Profit/(Loss) and Comprehensive Profit/(Loss)

                                           Note        Unaudited           Unaudited              Unaudited           Unaudited
                                                  Three months ended   Three months ended     Nine months ended   Nine months ended
                                                       31 March             31 March              31 March             31 March
                                                         2000                 1999                  2000                 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                           $                   $                     $                     $

Revenues                                             2,280,236             2,176,013             8,308,391             6,472,282
Less:
Cost of Sales                                        1,184,352             1,080,893             4,787,007             3,440,397
                                                   ---------------------------------------------------------------------------------

Gross Profit                                         1,095,884             1,095,120             3,521,384             3,031,885

Operating Expenses
Network operating costs                                 (3,930)               25,136                39,173                80,962
Selling, general and administrative                  1,057,162             1,306,894             3,835,892             3,475,950
Depreciation and amortization                           30,623               120,407               275,223               348,213
Restructuring Costs                        6              --                    --                 725,735                  --
                                                   ---------------------------------------------------------------------------------
Total operating expenses                             1,084,553             1,452,437             4,876,023             3,905,125

                                                   ---------------------------------------------------------------------------------
Profit/(loss) from Operations                           11,331              (357,317)           (1,354,639)             (873,240)

Other income/(expense)
            Interest paid
                  - loans - short term                  (7,570)               (7,456)              (33,282)              (32,764)
            Interest received                            5,078                 1,798                13,272                 8,680
                                                   ---------------------------------------------------------------------------------

Profit/(loss) for the year before
income tax                                               8,839              (362,975)           (1,374,649)             (897,324)

Income tax expense                                        --                    --                    --                    --
                                                   ---------------------------------------------------------------------------------

Net profit/(loss)                                        8,839              (362,975)           (1,374,649)             (897,324)

Other comprehensive income, net of tax
Foreign currency translation adjustments               (30,288)               35,863                12,511                55,379

                                                   ---------------------------------------------------------------------------------
Comprehensive profit/(loss)                            (21,449)             (327,112)           (1,362,138)             (841,945)

Net profit/loss per share                                 0.00                 (0.04)                (0.13)                (0.10)

Weighted average number of shares                   10,400,000             8,800,000            10,400,000             8,800,000


The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

Notes on the Financial Statements
--------------------------------------------------------------------------------


Consolidated Statements of Changes in Cash Flows

                                                                              Unaudited               Unaudited
                                                                          Nine months ended       Nine months ended
                                                                              31 March                31 March
                                                                                2000                    1999
---------------------------------------------------------------------------------------------------------------------
Cash provided/(used) by:                                                         $                         $

Operating Activities
Operations
            Net loss for the year                                            (1,374,649)              (897,324)
            Items not involving cash:
            Amortization                                                        275,223                348,213
            Write down of network equipment                                     419,418                   --
            Changes in operating assets and liabilities:
            Accounts receivable                                                (837,216)               159,690
            Inventory                                                          (141,368)                33,662
            Costs on projects not yet billed                                     17,387               (115,608)
            Accounts payable and other accruals                               1,080,960             (1,426,314)
            Income taxes                                                           (107)                    (2)
            Employee entitlement payable                                         18,421                  8,580
                                                                              ----------             ----------
                                                                               (541,931)            (1,889,103)
Investing Activities
            Investments in:
            Capital assets - net                                               (114,666)              (190,306)
                                                                              ----------             ----------
                                                                               (114,666)              (190,306)
Financing Activities
            Loans raised                                                        739,638              1,250,000
            Loan payable on securitization of debt                              (54,139)                15,798
            Lease payments                                                       (3,563)                (7,690)
            Proceeds on issue of stock                                             --                  640,000
            Contribution of capital                                              64,819                807,949
                                                                              ----------             ----------
                                                                                746,755              2,706,057
Effect of exchange rate changes on cash                                          (5,646)               141,189

(Decrease)/Increase in cash                                                      84,512                767,837
Cash at beginning of year                                                       118,912                589,877
Cash at end of year                                                             203,424              1,357,714

Supplemental non-cash investing and financing activities
Interest                                                                         33,282                 32,764


   The accompanying summary of significant accounting policies and notes form an integral part of these financial statements

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

            TWG's principal activity comprises the manufacture and sale of telecommunication equipment and the provision of communication services. The majority of sales to date have been concentrated in Australia, however with the expansion of its communication services to Europe and North America, the Company is developing a global profile.

            These financial statements are stated in US dollars and have been prepared in accordance with generally accepted accounting principles in United States.

            These unaudited financial statements present figures for the Company for the three and nine months ended March 31, 2000, and 1999.

c.          Going Concern

            The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

            The Company has incurred cumulative losses to date of $5,690,539 which includes a net loss for the current period of $1,374,649. The Company anticipates raising additional capital to meet its planned operational and expansion requirements over the remaining part of the fiscal year ending June 30, 2000. Should the appropriate level of funding not become available, then the Company will have to reduce its costs employed in various areas including its global expansion activities, network expansion, new channel marketing initiatives, R&D, sales and general marketing activities to a cost level which will meet the anticipated cash needs for working capital and capital expenditure requirements. Thereafter if the Company's operation does not begin to deliver positive cashflows in amounts enough to satisfy the Company's requirements then it will be necessary for the Company to raise additional funds through bank debt, equity funding, partnering with others to share overheads, or undertake appropriate divestment strategies of certain technologies for equity or cash, or through other sources of capital. Additional funding may not be available, or may not be available on terms and timing acceptable to the Company, which could have a material adverse effect on the Company's financial position, its overall business and the result of the Company's operations.

            The market for fax and messaging is very competitive and the Voice and Data business is very influenced by the economic conditions existing in Australia at the time. The Company does not expect this to change and in fact expects that even greater effort will be needed in the future to compete successfully. The Company will therefore continue to have the need for additional funding until it reaches significant levels of revenue and margin to become cashflow positive.


d.          Loss per share

            Basic earnings per share is computed by dividing the net loss by the weighted average number of stock of common stock outstanding each year. For the nine months ended March 31, 2000 and 1999 there were no common stock equivalents. Net loss per share is calculated assuming recapitalization occurred at the beginning of the earliest period shown. As the 600,000 shares directly or indirectly beneficially owned by AICH are performance based, they have been excluded from the weighted average number of shares.



NOTE 2:     LOANS PAYABLE

            AICH as Agent, has advanced bridge financing in the sum of $499,500, in return for an unsecured promissory note of Flexemessaging.com Inc. The loan bears interest at the rate announced, from time to time, by Nationsbank N.A. as its prime rate, plus 200 basis points, per annum. Interest is calculated on the basis of a 360-day year, but only to the extent that the unpaid principal remains outstanding. Interest accrues and is payable from the day that the Company receives net proceeds of not less than $1,500,000 from the offering described in Note 5. The promissory note is to be repaid on the later of commencement of trading of securities of the Company on the American Stock Exchange, NASDAQ or another national exchange acceptable to the Company, or March 21, 2000. The note may be prepaid at any time without penalty or premium. As the Company has not listed on any of the above-mentioned exchanges, the Company is not in default in the repayment of the loan.

            The balance of the loan funds are unsecured with no fixed terms of repayment and do not attract interest.

NOTE 3:     COMPREHENSIVE INCOME - FOREIGN CURRENCY TRANSLATION

In accordance with SFAS 130, the accumulated comprehensive income comprises the following:

Accumulated comprehensive income
            Balance at beginning of period                 138,733
            Foreign currency translation adjustments        12,511
                                                           -------
            Balance at end of period                       151,244


NOTE 4:     SEGMENTED FINANCIAL INFORMATION

The Company operates two business divisions, Voice and Data and FlexiFax. The Voice and Data Division is a specialist supplier and integrator of voice communications systems and decision support applications for dealing rooms, emergency services dispatch and similar operations. The FlexiFax Division operates an enhanced fax broadcast system. It is not considered necessary to show geographic segmented financial information as revenues generated from countries other than Australia are not considered significant and represent less than 10% of total revenue. The accounting principles used to report the segment amounts is the same as that used to report the financial statements. Segmented financial information for these two divisions follows:

For the three months ended March 31, 2000

                                           Voice and Data     FlexiFax    Head Office    Consolidated

Revenue                                       1,514,871       765,365           --        2,280,236

                                             ------------------------------------------------------

Amortization                                     28,648        (4,192)         6,157         30,623
                                             ------------------------------------------------------

Segment operating profit/(loss)                 119,450       (11,566)       (96,553)        11,331

                                             ------------------------------------------------------

Identifiable assets                           3,075,890       735,679        227,221      4,038,790

                                             ------------------------------------------------------


For the three months ended March 31, 1999

Revenue                                       1,244,051       931,962           --        2,176,013

                                             ------------------------------------------------------

Amortization                                     26,811        90,877          2,719        120,407
                                             ------------------------------------------------------

Segment operating profit/(loss)                  16,116      (352,297)       (21,136)      (357,317)

                                             ------------------------------------------------------

Identifiable assets                           3,434,532     1,428,676        275,349      5,138,557

                                             ------------------------------------------------------

For the nine months ended March 31, 2000

                                           Voice and Data     FlexiFax    Head Office    Consolidated


Revenue                                      5,744,102      2,564,289           --        8,308,391

                                             ------------------------------------------------------

Amortization                                    91,368        164,188         19,667        275,223
                                             ------------------------------------------------------

Segment operating profit/(loss)                220,291     (1,314,668)      (260,262)    (1,354,639)

                                             ------------------------------------------------------

Identifiable assets                          3,075,890        735,679        227,221      4,038,790

                                             ------------------------------------------------------


For the nine months ended March 31, 1999


Revenue                                      3,949,879      2,522,403           --        6,472,282

                                             ------------------------------------------------------

Amortization                                    84,617        255,642          7,954        348,213
                                             ------------------------------------------------------

Segment operating profit/(loss)                (56,059)      (755,740)       (61,441)      (873,240)

                                             ------------------------------------------------------

Identifiable assets                          3,434,532      1,428,676        275,349      5,138,557

                                             ------------------------------------------------------

NOTE 5:     PRIVATE PLACEMENT OFFERING

On August 30, 2000, the Company through AICH, has made an offering of 500,000 shares of the Company's common stock at $3.75 per share for the raising of net proceeds of $1,725,000 by way of private placement. This offering is being made pursuant to the limited and private offering exemption set forth in Rule 506 of Regulation D under the US Securities Act of 1933, as amended ("the Act"), and comparable exemptions from registration under applicable state securities laws. Accordingly, the securities to be offered will not be and have not been registered under the Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration. The securities will be offered only to investors who are accredited investors (as that term is defined in Regulation D of the Securities Act). The Offering has no aggregate minimum purchase requirement. This offering is to close 180 days from the offering date or until all shares are sold whichever is the earlier. No shares were subscribed for under this offering.


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

In connection with this plan the Company signed an exclusive agreement on December 2, 1999, with Premiere Information Systems Pty Ltd ("Premiere"), a subsidiary of Premiere Technologies Inc., a communications company based in Atlanta, Georgia whereby the Company has outsourced the delivery of its fax traffic to the Premiere network. This agreement provides for Premiere to transmit all fax broadcast traffic for the Company for a period of 12 to 24 months subject to certain service and pricing criteria. The customer bases in the UK, Canada, the USA, Switzerland and Singapore (representing the discontinued and/or outsourced service) will now be serviced by Premiere with the Company receiving a commission on revenues generated over the next 24 months following the execution of the agreement.

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

The costs and liabilities of this plan includes:

------------------------------------------------------------------------------------------------------------------------
                                                            Expensed     Applied against      Payments         Balance
                                                                           related asset                   Mar 31, 2000
------------------------------------------------------------------------------------------------------------------------
Assumed obligations on closed network operations             188,723                          (57,711)          131,012
------------------------------------------------------------------------------------------------------------------------
Severance and other employee costs(3 employees)              117,594                          (99,219)           18,375
------------------------------------------------------------------------------------------------------------------------
Impairment loss on network equipment                         419,418          (419,418)              -                -
------------------------------------------------------------------------------------------------------------------------
                                                             725,735          (419,418)      (156,930)          149,387
------------------------------------------------------------------------------------------------------------------------


Accrued liabilities for network operations in the amount of $131,012 as of March 31, 2000 relate to termination costs of contracts and other contractual agreements with third parties.

Estimated severance and other employee costs in the amount of $18,375 as of March 31, 2000 relate to estimated severance for terminated employees. Employee groups affected include management and network support personnel. As of March 31, 2000 the accrual related to one senior employee.

The impairment loss on network equipment relates to network equipment that is to be abandoned or otherwise disposed of. These assets are no longer being used in the continued operations of the Company.

There were not any further expenses incurred which would have the effect of adjusting the restructuring liabilities. During the quarter, payments of $87,314 were made, comprised of $7,595 in connection with line rentals and other carrier related costs and $79,719 as a result of termination payments to a former employee.

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

In connection with this plan the Company signed an agreement on December 2, 1999, with Premiere whereby the Company has outsourced the delivery of its fax traffic to the Premiere network. This agreement provides for Premiere to transmit all fax broadcast traffic for the Company for a period of 12 to 24 months subject to certain service and pricing criteria. The customer bases in the UK, Canada, the USA, Switzerland and Singapore (representing the discontinued and/or outsourced service) will now be serviced by Premiere with the Company receiving a commission on revenues generated over the 24 months following the execution of the agreement.

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

On December 16, 1999, TCSH entered into an agreement with J&J. Under the agreement TCSH has transferred its Voice & Data business to J&J in return for revenue based commissions on sales and maintenance through October 31, 2000. J&J have agreed to offer employment to certain of the employees of TCSH. TCSH has agreed to provide J&J with certain stock and spare parts in order to perform the maintenance function as well providing client site configuration details. This agreement relates to the transfer/disposal of a geographical portion of a segment and does not constitute a discontinued operation. This transfer will not have a material impact on the performance of the Company as the anticipated commission revenue stream represents less than 5% of the Company's total revenues.

Results of operations and financial position for the three months ended March 31, 2000 and 1999

Management's discussion and analysis of operations for the period ended March 31, 2000 and 1999 are on the converted US dollar figures. References have been made to certain figures before taking into account the effect of the foreign currency translation adjustment where necessary.

Consolidated Results of Operations

Consolidated revenues increased by 5% to $2,280,236 for the three months ended March 31, 2000, as compared to $2,176,013 for the three months ended March 31, 1999. As a result of increased sales volumes, cost of sales increased to $1,184,352 from $1,080,893 in the prior period. Cost of sales as a percentage of revenue increased to 52%, up from 50% in the corresponding period. Total operating expenses decreased 25% to $1,084,553 from $1,452,437 in the prior period. The net profit for the three months ended March 31, 2000 was $8,839, which was up from the net loss reported for the three months ended March 31, 1999 of $362,975.

A detailed explanation of the results by operating division follows.

FlexiFax Division

Revenues. Revenue decreased 18% to $765,365 for the three months ended March 31, 2000 from $931,962 for the three months ended March 31, 1999. This is a direct result of lower revenues reported from those countries where the Division has transferred the customer base to Premiere. As a result of the outsourcing of our network, the Company will only report a percentage of the revenue generated by the customer base, now serviced by Premiere. It is uncertain what future level of revenue is to be received from Premiere as it is based on future levels of transaction activity generated from the former customer base that has now been migrated to Premiere. In other words, revenue will only be earned by the Company, if Premiere has generated revenue from the Company's former customer base, which is dependent on those customers using the service.

Cost of sales. Cost of sales comprises local access charges, leased network backbone circuit expenses, line rental, distributors' commission, software maintenance and support, and domestic, long distance and international termination charges. These are variable costs based on actual volumes. Cost of sales amounted to $434,219 for the three months ended March 31, 2000 compared to $511,802 for the prior period. Cost of sales as a percentage of revenue increased to 57% for the three months ended March 31, 2000, compared to 55% for the corresponding period, directly as a result of the outsourcing of the delivery network to Premiere. The delivery network outsourcing will result in higher termination costs, but in lower overall total delivery costs, which will translate to lower total operating expenses (see "Total Operating Expenses" below).

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation, and other expenses incurred in running the operation. Total operating expenses for the three months ended March 31, 2000 amounted to $342,712 resulting in a decrease of 56% as compared to $772,457 in the corresponding period. This reduction was a direct result of achieving a lower operating cost structure following the outsourcing of the delivery network to Premiere. Restructuring costs have been incurred as a result of closing down the Company's network and releasing some employees in connection with the agreement with Premiere, whereby the end delivery of transmissions will be performed by Premiere. No restructuring costs were incurred in the quarter ended March 31, 2000 as all these costs were incurred in the previous quarter.


Voice and Data Division

Revenues. Revenues consist of sales from systems integration solutions for voice, call center, electronic display, paging, call recording and data applications. Revenues increased 22% to $1,514,871 for the three months ended March 31, 2000, from $1,244,051 for the three months ended March 31, 1999. The increase is mainly attributable to turret system sales of $858,672 resulting from the Division entering into an agreement with IPC Information Systems, a New York corporation and successor in interest of V Band Corporation ("IPC"), as its Australian distributor for its products as compared to $118,556 generated in the comparative period. The agreement with IPC is expected to generate further positive results in this fiscal year, with turret systems sales forecasted to be significantly higher than for the fiscal 2000 year.

Cost of sales. Cost of sales consists of the purchase of third party product, necessary to complete the systems integration solution. Cost of sales for the three months ended March 31, 2000 amounted to $750,133 compared to $569,091 for the comparative quarter as a result of increased sales volumes. Cost of sales as a percentage of revenue increased to 50% for the current fiscal period from 46% for the three months ended March 31, 1999. The increased percentage is a result of supplying larger project system sales as opposed to providing a larger proportion of relocation and ancillary support and maintenance services to the V Band voice customer base, as well as a change in the overall revenue mix, where different product groups attract different gross margins. It is envisaged that the margins will be maintained around these levels. The decrease in the margin is as a result of more turret system sales being concluded in this period as compared to the prior period where mainly moves, adds and changes were performed with very little turret system sales being concluded. The turret system sales generate higher revenue but lower margins as compared to moves, adds and changes. Increased turret system sales was the desired effect in signing the IPC distribution agreement. The Company is subject to a performance criterion of $2 million sales per year under this distribution agreement with IPC.


Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation and other expenses incurred in running the operation. Total operating expenses for the three months ended March 31, 2000 amounted to $645,288 compared to $658,844 in the corresponding period. Depreciation was $28,648 for the three months ended March 31, 2000, compared to $26,811 in the prior period.

Results of operations and financial position for the nine months ended March 31, 2000 and 1999

Management's discussion and analysis of operations for the period ended March 31, 2000 and 1999 are on the converted US dollar figures. References have been made to certain figures before taking into account the effect of the foreign currency translation adjustment where necessary.

Consolidated Results of Operations

Consolidated revenues increased by 28% to $8,308,391 for the nine months ended March 31, 2000, as compared to $6,472,282 for the nine months ended March 31, 1999. As a result of increased sales volumes Cost of sales increased to $4,787,007, from $3,440,397 in the prior period. Cost of sales as a percentage of revenue increased to 58%, up from 53% in the corresponding period. Total operating expenses before restructuring costs increased 6% to $4,150,288 from $3,905,125 in the prior period. Total operating expenses after restructuring costs increased 25% to $4,876,023 from $3,905,125 in the prior period. The net loss before restructuring costs for the nine months ended March 31, 2000 was $648,914, which was 28% less than the amount reported for the nine months ended March 31, 1999 of $897,324. A net loss after restructuring costs for the nine months ended March 31, 2000 of $1,374,649 was reported, which was up from the net loss reported for the nine months ended March 31, 1999 of $897,324.

A detailed explanation of the results by operating division follows.

FlexiFax Division

Revenues. FlexiFax revenues increased 13% to $2,564,289 for the nine months ended March 31, 2000 from $2,522,403 for the nine months ended March 31, 1999. Revenues generated in countries outside of the US increased by 2%. As a result of the outsourcing of our network, the Company now only reports a percentage of the revenue generated by the customer base, now serviced by Premiere. It is uncertain what future level of revenue is to be received from Premiere as it is based on future levels of transaction activity generated from the Company's former customer base that is now being serviced by Premiere. In other words, revenue will only be earned by the Company if Premiere has generated revenue from the former customer base, which is dependent on those customers using the service.

Cost of sales. Cost of sales comprises local access charges, leased network backbone circuit expenses, line rental, distributors' commission, software maintenance and support, and domestic, long distance and international termination charges. These are variable costs based on actual volumes. Cost of sales amounted to $1,443,667 for the nine months ended March 31, 2000 compared to $1,546,399 for the prior period. Cost of sales as a percentage of revenue decreased to 56% for the nine months ended March 31, 2000, compared to 61% for the corresponding period, mainly as a result of lower termination pricing being negotiated with carriers. From December 1999, cost of sales will only include distributors' commission, software maintenance and support, and domestic, long distance and international termination charges as a result of the agreement with Premiere.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation, restructuring costs and other expenses incurred in running the operations. Total operating expenses before restructuring costs for the nine months ended March 31, 2000 amounted to $1,709,555 as compared to $1,731,745 in the corresponding period. This reduction is despite significant expenses being incurred in connection with the establishment of an office in London amounting to $178,743. The reduction in expenditure is a direct result of maintaining a lower operating structure, facilitated by the outsourcing of the delivery network to Premiere. Depreciation decreased to $164,188 for the nine months ended March 31, 2000, compared to $255,642 in the prior period. Total operating expenses after restructuring costs for the nine months ended March 31, 2000 amounted to $2,435,290 as compared to $1,731,745 in the corresponding period.


Voice and Data Division

Revenues. Revenues consist of sales from systems integration solutions for voice, call centre, electronic display, paging, call recording and data applications. Revenues increased 56% to $5,744,102 for the nine months ended March 31, 2000, from $3,949,879 for the nine months ended March 31, 1999. The increase is mainly attributable to turret system sales of $3,123,010 resulting from the Division entering into an agreement with IPC as its Australian distributor for its products as compared to $1,527,550 being generated in the comparative period. The agreement with IPC is expected to generate further positive results in this fiscal year, with significantly higher turret systems sales forecasted.

Cost of sales. Cost of sales consists of the purchase of third party product, necessary to complete the systems integration solution. Cost of sales for the nine months ended March 31, 2000 amounted to $3,343,340 as compared to $1,893,998 for the comparative quarter as a result of increased sales volumes. Cost of sales as a percentage of revenue increased to 58% for the current fiscal period up from 48% for the nine months ended March 31, 1999. The increased percentage is a result of supplying larger project system sales as opposed to providing a larger proportion of relocation and ancillary support and maintenance services to the V Band voice customer base, as well as a change in the overall revenue mix, where different product groups attract different gross margins. It is envisaged that the margins will be maintained around these levels. The decrease in the margin is as a result of more turret system sales being concluded in this period as compared to the prior period where mainly moves, adds and changes were performed with very little turret system sales being concluded. The turret system sales generate higher revenue but lower margins as compared to moves, adds and changes. Increased turret system sales was the desired effect in signing the IPC distribution agreement. The Company is subject to a performance criterion of $2 million sales per year under this IPC distribution agreement.


Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation and other expenses incurred in running the operations. Total operating expenses for the nine months ended March 31, 2000 amounted to $2,180,471 as compared to $2,111,939 in the corresponding period. Depreciation was $91,368 for the nine months ended March 31, 2000, as compared to $84,617 in the prior period.

Liquidity and Capital Resources

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. In connection with their report on our consolidated financial statements for the years ended June 30, 2000 and 1999, BDO Nelson Parkhill, our independent auditors, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flows from operations.

Our current cash requirements to satisfy the management objectives outlined above as well as to provide working capital and sustain our operations for the next fiscal year are estimated to be $1,100,000. We expect that these requirements will be provided from the following sources:

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

The market for fax and messaging is very competitive and the Voice and Data Division is heavily influenced by the economic conditions existing in Australia at the time. The Company does not expect this to change and in fact expects that even greater effort will be needed in the future to compete successfully. The Company's need for additional funding will continue until it reaches significant levels of revenue and margin to become cashflow positive.

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

In September 1997, the Company arranged an unlimited working capital-based facility with Scottish Pacific Business Finance Limited ("Scottish Pacific"), in respect of the Australian domiciled customers of FlexiFax Global Services. In accordance with Scottish Pacific lending criteria, this facility has been secured by a lien over the assets of Trade Wind Marketing Pty Ltd (a wholly owned subsidiary of Trade Wind Group Pty Ltd) as well as guarantees by Trade Wind Group Pty Ltd and its subsidiaries. Interest is charged at the highest of the prevailing rates of either Westpac Banking Corporation, Australia and New Zealand Banking Group Limited or National Australia Bank Limited plus a margin of 2%. The prevailing interest rate at June 30, 2000 was 10.93% (1999: 11.06%). Funds under the facility are advanced based on sales invoices with repayment of such advanced funds being made from payments received relating to the invoices and other working capital and external sources. The outstanding balance owing to Scottish Pacific as at March 31, 2000 was $17,184. The original term of this agreement was for a 12 month period with automatic renewal. This agreement may be terminated by Scottish Pacific by giving one month's notice or by the Company giving three month's notice. If this facility were terminated by the Company, paying off the outstanding balance would result in the Company having direct access to all the receipts on the outstanding invoices, for working capital purposes.

As a result of operating losses, cash used in operating activities amounted to $541,931 for the nine months ended March 31, 2000, as compared to $1,889,103 for the nine months ended March 31, 1999. Accounts receivable increased to $2,580,579 from $1,899,714 for the nine months ended March 31, 1999 mainly as a result of increased sales volumes in the third quarter. Accounts payable and other accruals increased by $1,080,961 as compared to a decrease of $1,426,314 in the prior comparative period, mainly as a result of increased sales activity in the third quarter as well a portion of the prior period funding received going towards reducing the payables to an acceptable level.

Cash used in investing activities, consisting primarily of the purchase of capital assets amounted to $114,666 for the nine months ended March 31, 2000, compared to $190,306 in the corresponding period in 1999.

Cash generated from financing activities, amounted to $746,755 as compared to $2,706,057 in the prior period primarily as a result of unsecured loans raised in the amount of $739,638, as compared to loans of $1,250,000 being raised and stock issued in the amount of $640,000 in the prior period. In addition, TWC contributed capital in the amount of $64,819 in the nine months ended March 31, 2000 as compared to $807,949 in the comparative period.

Uncertainty due to the Year 2000 Issue


As of April 28, 2000 the Company has not experienced any material effect or delay as a result of the Y2K issue.

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

Part II                 OTHER INFORMATION

ITEM 6.                 Exhibits and Reports on Form 8-K

            (a)         Exhibits.


                        27 Financial Data Schedule

            (b)         Reports on Form 8-K

                        None.
------------------

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FLEXEMESSAGING.COM, INC.
                            (Registrant)

Date:  May 12, 2000
                            /s/ Nicholas Bird
                            ------------------------------
                            Nicholas Bird, President