Form 10QSB/A
period 1999-09-30
FLEXEMESSAGING COM INC/NEW
filed 2000-10-12
CIK 1093071

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

     Level 27 Grosvenor Place
     225 George Street
     Sydney, Australia                                     NSW 2000
     ------------------------------                       ----------
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

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements                                                 3

          Unaudited Consolidated Balance Sheet as of September 30, 1999        4

          Unaudited Consolidated Statements of Loss and Comprehensive Loss     5
          Operations for the three months ended September 30, 1999 and 1998

          Unaudited Consolidated Statements of Cash Flows for the three        6
          months ended September 30, 1999 and 1998

          Notes to the Unaudited Consolidated Financial Statements             7

Item 2.   Management's Discussion and Analysis of Financial Condition         11
          And Results of Operations

PART II   OTHER INFORMATION                                                   17

Item 6    Exhibits

          Ex 27  Financial Data Schedule

Signatures                                                                    18

PART I    FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
------    --------------------

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

FLEXEMESSAGING.COM, INC
Consolidated Balance Sheets

                                                               NOTE      UNAUDITED
                                                                        30 SEPTEMBER
                                                                            1999
------------------------------------------------------------- -------- ---------------
ASSETS                                                                       $

CURRENT
        Cash                                                              240,425
        Receivables                                                     2,302,225
        Inventory                                                         386,266
        Deferred charges                                                  432,799
                                                                       ---------------
                                                                        3,361,715
                                                                       ---------------
CAPITAL ASSETS                                                            978,225
GOODWILL                                                                    6,636
OTHER                                                                      20,453
                                                                       ---------------
                                                                        1,005,314
                                                                       ---------------
                                                                        4,367,029
------------------------------------------------------------- -------- ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
        Trade Creditors                                                 1,354,566
        Sundry creditors and accruals                                     600,671
        Customer deposits                                                 814,777
        Deferred revenue                                                  333,058
        Current portion of lease obligations                               31,143
        Loan payable on securitization of debt                             76,277
                                                                       ---------------
                                                                        3,210,492
                                                                       ---------------
NON CURRENT
        Non current portion of lease obligations                           21,611
        Loans payable                                            2        724,363
        Employee entitlements payable                                     134,019
                                                                       ---------------
                                                                          879,993
                                                                       ---------------
TOTAL LIABILITIES                                                       4,090,485
                                                                       ---------------

SHAREHOLDERS' EQUITY
        Common Stock, $0.001 par value; 20,000,000 shares                  10,400
        Authorized; 10,400,000       shares issued
        Preferred Stock, $0.001 par value; 5,000,000 shares                     -
        Authorized; no shares issued
        Additional paid-in capital                                      4,911,425
        Comprehensive income - foreign currency translation      3        168,074
        Accumulated deficit                                            (4,813,355)
                                                                       ---------------
                                                                          276,544
                                                                       ---------------
                                                                        4,367,029
------------------------------------------------------------- -------- ---------------


The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

Consolidated Statements of Loss and Comprehensive Loss

                                                  NOTE     UNAUDITED          UNAUDITED
                                                          THREE MONTHS      THREE MONTHS
                                                             ENDED              ENDED
                                                          30SEPTEMBER        30SEPTEMBER
                                                              1999              1998
-------------------------------------------------------------------------------------------
                                                               $                  $
REVENUES                                                  2,077,290         2,142,906
LESS:
COST OF SALES                                             1,049,520         1,141,963
                                                         ---------------   ----------------

GROSS PROFIT                                              1,027,770         1,000,943

OPERATING EXPENSES
NETWORK OPERATING COSTS                                      23,831            28,686
SELLING, GENERAL AND ADMINISTRATIVE                       1,353,988         1,125,494
DEPRECIATION AND AMORTIZATION                               109,893           107,117
                                                         ---------------   ----------------
TOTAL OPERATING EXPENSES                                  1,487,712         1,261,297
                                                         ---------------   ----------------
LOSS FROM OPERATIONS                                       (459,942)         (260,354)

Other income/(expense)
        Interest paid
               - loans - short term                         (11,014)           (8,405)
        Interest received                                     1,312             2,135
                                                         ---------------   ----------------
LOSS FOR THE YEAR BEFORE INCOME TAX                        (469,644)         (266,624)

Income tax expense                                                -                 -
                                                         ---------------   ----------------

NET LOSS                                                   (469,644)         (266,624)

OTHER COMPREHENSIVE (LOSS)/INCOME, NET OF TAX
Foreign currency translation adjustments                    (29,341)           (2,229)
                                                         ---------------   ----------------
COMPREHENSIVE LOSS                                         (498,985)         (268,853)

NET LOSS PER SHARE                                            (0.05)            (0.03)

WEIGHTED AVERAGE NUMBER OF SHARES                         9,800,000         8,800,000

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

Consolidated Statements of Changes in Cash Flows

                                                               UNAUDITED         UNAUDITED
                                                             THREE MONTHS       THREE MONTHS
                                                                 ENDED             ENDED
                                                              30SEPTEMBER       30SEPTEMBER
                                                                 1999               1998

CASH PROVIDED/(USED) BY:                                           $                 $
OPERATING ACTIVITIES
Operations
        Net loss for the year                                 (469,644)          (266,624)
        Items not involving cash:
        Amortization                                           109,893            107,117

        Increase/(decrease) from changes in:
        Accounts receivable                                   (402,511)           (65,919)
        Inventory                                              (79,896)           (67,911)
        Deferred charges                                       115,223             52,225
        Accounts payable and other                             213,057           (475,802)
        accruals
        Income taxes                                              (111)                 3
        Employee entitlement payable                             2,168             41,625
                                                              (511,821)          (675,286)

INVESTING ACTIVITIES
        Investments in:
        Capital assets - net                                   (41,823)          (118,387)
                                                               (41,823)          (118,387)
FINANCING ACTIVITIES
        Loans raised                                           724,363                  -
        Loan payable on securitization of debt                   1,842                174
        Lease payments                                          (3,405)            (3,601)
        Proceeds on issue of stock                                                      -
        Contribution of capital                                (47,643)           320,506
                                                               675,157            317,079

(DECREASE)/INCREASE IN CASH                                    121,513           (476,594)
Cash at beginning of year                                      118,912            589,877
CASH AT END OF YEAR                                            240,425            113,283

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
ACTIVITIES
Capital lease obligations                                            -              5,915
Interest                                                        11,014              8,405

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

     These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these Consolidated interim financial statements be read in conjunction with the financial statements of Flexemessaging.com Inc for the year ended June 30, 1999 and notes thereto included in the Company's registration on Form 10-SB as amended. The Company follows the same accounting principles in preparation of interim reports.

     Results of operations for the interim periods are not indicative of annual results.

B.   ORGANIZATION

     Trade Wind Communications Limited, a Bermudan corporation, listed on the Canadian Venture Exchange (VSE: TWC) ("TWC") entered into a business combination agreement ("Merger Agreement") on February 5, 1999 with Flexemessaging.com, Inc. (previously Siler Ventures Inc., "SVI") and Atlantic International Capital Holdings Ltd. ("AICH") to complete a reverse acquisition of Flexemessaging.com, Inc. and a financing arrangement of $3,660,000 through the sale of Flexemessaging.com, Inc. common stock pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. TWC owned all of the stock in Trade Wind Group Pty Limited that controlled all the business assets.

     On February 5, 1999, SVI entered into an acquisition agreement with TWC to purchase all of its business assets, consisting of the stock of Trade Wind Group Pty Limited ("TWG"), a wholly-owned subsidiary of TWC, incorporated on September 6, 1988. SVI was a non-operating public shell with no tangible assets and 500,000 shares of common stock outstanding. This merger of TWG and SVI (a non-operating public shell with a tangible asset value of nil) resulted in TWG having actual or effective operating control of the combined Company after the transaction. As a result, this transaction has been treated as a capital transaction in substance, rather than a business combination and has been accounted for as a reverse acquisition. Any references to past accomplishments of the Company and its financial information, prior to the acquisition, relate solely to TWG, as combined, since SVI (now known as Flexemessaging.com, Inc.) has been inactive for several years. SVI acquired the assets of TWG in exchange for the issuance of 8.8 million shares of common stock. This valuation was based on arms length negotiation driven by ultimate ownership principles. A forward valuation based on future revenues was determined and from this capitalization model, the total outstanding common stock was calculated. Thereafter, the respective equity ownership positions were negotiated. SVI has continued the operations of TWG as a wholly owned operating subsidiary.

     Pursuant to the Merger Agreement, the Company entered into an agreement with AICH, a Bermudan corporation, with the objective of performing two tasks. First, AICH was to identify an acquisition candidate and secondly, AICH was to arrange for funding for the Company. Pursuant to that agreement, AICH identified SVI as an acquisition vehicle and assisted the Company in structuring and concluding the reverse acquisition In return, the shareholders of SVI were allocated 500,000 of the Company's common stock after it had been recapitalized. The fair value of the assets and liabilities assumed in the reverse acquisition were nil. AICH has also assisted the Company in seeking financing of $3,660,000 through the sale of the Company's common stock utilizing private placements. AICH has made an interim placement of 300,000 shares of common stock of the Company for $750,000.

Notes on the Financial Statements
--------------------------------------------------------------------------------


     Per the Merger Agreement, AICH is expected to place the balance of the $3,660,000 financing through the sale of the Company's common stock pursuant to future private placements. As a condition of the Merger Agreement with AICH, 600,000 shares of the Company's common stock were issued to AICH as performance shares for arranging future financing. These performance shares are subject to a lockup agreement signed by AICH whereby shares will be released from the lockup agreement in proportion to the funds raised by AICH, subject to a minimum of $1 million. The funding minimum was not raised within the required 70 days as a result of various delays concerning the Merger Agreement with the US shell company, SVI. Management has informally extended the timeframe for raising the required funding minimum until June 30, 2000.

     Flexemessaging.com, Inc is incorporated under the laws of Idaho. Its stock is traded on the Over the Counter Bulletin Board market, but is not registered with the US Securities and Exchange Commission or the securities commission of any state. Included in the issued stock of the Company are the 600,000 performance shares of common stock beneficially owned by AICH. These shares are held in escrow and will be subject to performance by AICH under the terms of the Merger Agreement. The performance terms have not been met and management has informally extended the time to complete the performance terms until June 30, 2000.

     TWC is a holding company that did not carry on any operations. Its only expenditures were in relation to investor relations and stock exchange compliance, relating to its capital stock as listed on the Canadian Ventures Exchange. As a result, all costs of doing business (i.e. officer and employee salaries, rent, depreciation, advertising, accounting, legal, interest expense) have been reflected in the financial statements of TWG.

     TWG's principal activity comprises the sale of telecommunication equipment and the provision of communication services. The majority of sales to date have been concentrated in Australia, however with the expansion of its communication services to Europe and North America, the Company is developing a global profile.

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

     The Company has incurred cumulative losses to date of $4,813,355 which includes a net loss for the current period of $469,644. The Company anticipates raising additional capital to meet it's planned operational and expansion requirements over the remaining part of the fiscal ending June 30 2000. Should the appropriate level of funding not become available, then the Company will have to reduce its costs employed in various areas including its global expansion activities, network expansion, new channel marketing initiatives, R&D, sales and general marketing activities to a cost level which will meet the anticipated cash needs for working capital and capital expenditure requirements. Thereafter if the Company's operation does not begin to deliver positive cashflows in amounts enough to satisfy the Company's requirements then it will be necessary for the Company to raise additional funds through bank debt, equity funding, partnering with others to share overheads or undertake appropriate divestment strategies of certain technologies for equity or cash, or through other sources of capital. Additional funding may not be available, or may not be available on terms and timing acceptable to the Company, which could have a material adverse effect on the Company's financial position, its overall business and the result of the Company's operations.

     The market for fax and messaging is very competitive and the Voice and Data business, with its large contracts is very influenced by the economic

Notes on the Financial Statements
--------------------------------------------------------------------------------


     conditions pertaining in Australia at the time. The Company does not expect this to change and in fact expects it to require even greater effort to overcome in the future. The Company will therefore continue to have the need for additional funding until it reaches significant levels of revenue and margin to become cashflow positive.

D.   LOSS PER SHARE

     Basic earnings per share is computed by dividing the net loss by the weighted average number of stock of common stock outstanding each year. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common stock equivalents that were outstanding during the period. For the years ended June 30, 1999 and 1998 there were no common stock equivalents, therefore both basic and dilutive earnings per share were the same amounts for both periods. Net loss per share is calculated assuming recapitalization occurred at the beginning of the earliest period shown. As the 600,000 shares directly or indirectly beneficially owned by AICH are contingent, they have been excluded from the weighted average number of shares because they have not been earned.

E.   CORRECTION OF ERROR

     The financial statements have been restated to reflect the effect of a change in the revenue recognition policy of the Company. The policy has been restated to recognize revenue only upon customer acceptance after completion of the installation of its voice switching systems. This change has resulted in revenue reducing by $338,034, net loss and net loss per share increasing by $141,621 and $0.02 cents respectively for the three-month period ended September 30, 1998. There was no effect on the financial performance for the three-month period ended September 30, 1999.

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

NOTE 3:   COMPREHENSIVE INCOME - FOREIGN CURRENCY TRANSLATION

In accordance with SFAS 130, the accumulated comprehensive income comprises the following:

     Accumulated comprehensive income
          Balance at beginning of year                             138,733
          Foreign currency translation adjustments                  29,341
                                                               -----------
          Balance at end of year                                   168,074


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

Notes on the Financial Statements
--------------------------------------------------------------------------------


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                       VOICE AND    FLEXIFAX     HEAD OFFICE    CONSOLIDATED
                                         DATA
Revenue                                1,125,377      951,913         -            2,077,290
                                      ------------ ------------ -------------- ---------------

Amortization                              31,389       71,744       6,760            109,893
                                      ------------ ------------ -------------- ---------------

Segment operating profit/(loss)         (128,080)    (279,304)    (52,558)          (459,942)
                                      ------------ ------------ -------------- ---------------

Identifiable assets                    2,975,630    1,183,218      208,181         4,367,029
                                      ------------ ------------ -------------- ---------------


FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1998

Revenue                                1,296,627      846,279         -            2,142,906
                                      ------------ ------------ -------------- ---------------

Amortization                              31,519       72,912       2,686            107,117
                                      ------------ ------------ -------------- ---------------

Segment operating profit/(loss)          (85,563)    (154,430)    (20,361)          (260,354)
                                      ------------ ------------ -------------- ---------------

Identifiable assets                    2,589,823    1,196,906      244,908         4,031,637
                                      ------------ ------------ -------------- ---------------

NOTE 5:   EVENTS SUBSEQUENT TO BALANCE SHEET DATE

On August 30, 1999, the Company through AICH, has made an offering of 500,000 common shares at $3.75 per share for the raising of net proceeds of $1,725,000 by way of private placement. This offering is being made pursuant to the limited and private offering exemption set forth in Rule 506 of Regulation D under the US Securities Act of 1933, as amended ("the Act"), and comparable exemptions from registration under applicable state securities laws. Accordingly, the securities to be offered will not be and have not been registered under the Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration.. The securities will be offered only to investors who are accredited investors (as that term is defined in Regulation D of the Securities Act). The Offering has no aggregate minimum purchase requirement. This offering is to close 180 days from the offering date or until all shares are sold whichever is the earlier. To date no shares have been sold.

Notes on the Financial Statements
--------------------------------------------------------------------------------


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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated revenues decreased by 3% to $2,077,290 for the three months ended September 30, 1999, compared to $2,142,906 for the three months ended September 30, 1998. Cost of sales reduced to $1,049,520, down from $1,141,963 in the prior period. Cost of sales as a percentage of revenue improved to 51%, down from 53% in the corresponding period. Total operating expenses increased 18% to $1,487,712 from $1,261,297 in the prior period. A net loss for the three months ended September 30, 1999 of $469,644 was reported, which was up from the net loss reported for the three months ended September 30, 1998 of $266,624.

A detailed explanation of the results by operating division follows.

Notes on the Financial Statements
--------------------------------------------------------------------------------


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

Voice and Data Division

Revenues. Revenues consist of sales from systems integration solutions for voice, call centre, electronic display, paging, call recording and data applications. Revenues decreased 13% to $1,125,377 for the three months ended September 30, 1999, from $1,296,627 for the three months ended September 30, 1998. The decrease is mainly attributable to: (1) no sales of turret systems due to the financial collapse of V Band Corp, and their subsequent acquisition by IPC Information Systems, Inc. ("IPC"); (2) significant customer delay (between expected order date and received order date) on a major turret deal as a result of (1) above; (3) reduced sales activity in the Singapore region. The Voice & Data Division was awarded the Australian distributorship for IPC products, which was only finalized late into the quarter and as a result no IPC sales were concluded in the three months ended September 30, 1999. However, the successful conclusion of the Australian distributorship with IPC is expected to generate positive results in this fiscal year, with turret systems sales forecasted to be significantly higher than for the fiscal 2000 year.

Cost of sales. Cost of sales consists of the purchase of third party product, necessary to complete the systems integration solution. Cost of sales for the three months ended September 30, 1999 amounted to $509,401, compared to $616,655 for the comparative quarter. Cost of sales as a percentage of revenue decreased to 45% for the current financial period down from 48% for the three months ended September 30, 1998. The decreased percentage is a result of providing a larger proportion of relocation and ancillary support and maintenance services to the V Band voice customer base as opposed to supplying larger project system sales, as well as a change in the overall revenue mix, where different product groups attract different gross margins.

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

Notes on the Financial Statements
--------------------------------------------------------------------------------


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

AICH was engaged by the Company to raise up to $3.66 million through private placements. In July 1999, AICH has provided a bridge loan for $500,000 secured by a promissory note, accruing interest only after AICH had raised minimum net capital of $1.5 million for the Company. The promissory note will be repaid out of proceeds of the intended private placement capital raising of $3.66 million, once the Company is listed on a national exchange such as American Stock Exchange, NASDAQ or other national exchange. AICH was expected to arrange for the private placement with one or more brokers, fund managers or other accredited parties. The Company is not party to any plan to place shares with one or another particular person or group.

In September 1997, the Company arranged an unlimited working capital-based facility with Scottish Pacific Business Finance Limited ("Scottish Pacific"), in respect of the Australian domiciled customers of FlexiFax Global Services. In accordance with Scottish Pacific lending criteria, this facility has been secured by a charge over the assets of Trade Wind Marketing Pty Ltd (a wholly owned subsidiary of TWG) as well as guarantees by TWG and its subsidiaries. Interest is charged at the highest of the prevailing rates of either Westpac Banking Corporation, Australia and New Zealand Banking Group Limited or National Australia Bank Limited plus a margin of 2%. The prevailing interest rate at June 30, 1999 was 10.93% (1998: 11.06%). The original term of this agreement was for a 12 month period with automatic renewal. This agreement may be terminated by Scottish Pacific by giving one month's notice or by the Company giving three month's notice. If this facility were terminated by the Company, paying off the outstanding balance would result in the Company having direct access to all the receipts on the outstanding invoices, for working capital purposes.

As a result of operating losses, cash used in operating activities amounted to $511,821 for the three months ended September 30, 1999, compared to $675,286 for the three months ended September 30, 1998. Accounts receivable increased to $2,302,225 from $1,899,714 for the three months ended September 30, 1998 mainly as a result of an initial invoice being generated in the quarter for a large turret system, (this amount has been recognised in customer deposits). Accounts

Notes on the Financial Statements
--------------------------------------------------------------------------------


payable and other accruals increased by $213,057 compared to a decrease of $475,802 in the prior comparative period, mainly as a result of some of the funding received going towards reducing the payables to an acceptable level in the prior period.

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

UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information-using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

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

The Company's state of readiness for Y2K

Flexifax Division. The central Tandem hub was upgraded in both hardware and
-----------------
software application, to a Tandem Computer version that Tandem supports for Y2K compliance. This was a two stage process the first being in 1996 and the second stage, a series of software upgrades over the July and August 1998. On May 20, 1999, a performance test was undertaken simulating delivery performance with the date changing over from 1999 to 2000 occurring during the test period. Traffic tests were then carried out to prove satisfactory operation and delivery of faxes. The results of all these tests were satisfactory It must be noted that carriers regularly pass traffic to other carriers until the fax destination is reached. Correct delivery can only be achieved if all carriers over the network are operational. As a result of the Premiere deal (whereby Flexifax outsources final delivery of their fax traffic to the Premiere network) the Y2K risk lies primarily with the Premiere network readiness. Flexifax has asked (and has received) from Premiere a Y2K compliance status and fall back plan. However in case Premiere, or one of their suppliers, experience difficulties over Y2K, Flexifax will keep the Tandem running in parallel (hot standby). This will be during the 12/31/99 and 1/1/2000 period or until satisfied that the Premiere network is running satisfactorily. The Tandem will utilize bandwidth from a tier one carrier feeding traffic to a Sydney located tier one US carrier for fax delivery until ready to revert back to the Premiere network.

Voice and Data Division. Any software designed by the Company over the last year
-----------------------
has been Y2K compliant. The equipment distributed from the Company's principals have also undergone test simulations for Y2K of the generic product. Similar tests were not done at client's sites but the Company believes most clients are conducting their own compliance programs.

Notes on the Financial Statements
--------------------------------------------------------------------------------


The Y2K compliance position of following products (excluding any PCs owned or supplied by the customer) sold to, or used in customer premises, by the Voice and Data over the 12 months are as listed below:

V Band products - Not date dependent - compliant
IPC Products - Compliant by purchasing upgrade.
CSK Systems - Supplier certificated
Dictaphone - Supplier certificated (with one minor exception currently being addressed)
Multitone - Supplier certificated
Rockwell (ACD and Transcend) - Supplier certificated
Voicetek - Supplier certificated
Witness Systems - Supplier certificated
Webline - Supplier certificated
NxOrc - Supplier certificated

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

Cost of Y2K to the Company

Flexifax Division. There were a number of additional costs for changes to the
-----------------
software applications by outside parties. The cost for these however were not isolated out as other software enhancement work was bundled into the programming work each time. These cost therefore are included in the monthly operating results. All other internal costs have been taken up in the monthly payroll costs for the Flexifax Division.

Voice and Data Division. The Company has not tracked the individual Y2K
-----------------------
compliance costs as they were not considered material. The work that had to be done was primarily done by suppliers and principles. All costs are principally the related payroll costs and some non material component costs.

Worst Case Risk Scenario

Flexifax Division. The Y2K problem could affect the Company from external
-----------------
parties.

1. Clients not having their systems compliant and therefore are unable to deliver traffic for some reason
2.   The carrier or ISP network not accepting traffic.
3.   The Central Building Power.

In the case of clients in (1.) above, no client represents more than 5% of the Company's monthly revenue billing. The vast majority of major users of the Flexifax service have their own Y2K compliance programs in place. Thus, although some companies may have problems it is unlikely all clients will. The Company has contacted its major client users to try and ensure that any potential problem is being addressed. The amount of traffic or transmissions sent in over the first week in January may diminish as focus is shifted towards each client's Y2K performance rather than distributing information by fax or email. However, historically this time of year has always been a slow time due to the year end holidays around the world.

In the case of carriers in (2.) above, all carriers are taking Y2K seriously and implementing compliance programs. The problem, as seen by the Company, will involve billing rather than traffic handling performance, although this cannot

Notes on the Financial Statements
--------------------------------------------------------------------------------


be guaranteed. In the worst case, the result is a carrier to which the Company delivers bulk traffic fails to perform and does not accept its traffic. A contingency plan is in place for this scenario (see below).

In the case of building power in (3.) above, there is a (automatic change over) standby power generator, that is tested monthly, that can cover for this eventuality.

Y2K Contingency Plan

Flexifax Division. The most difficult challenge would be to redirect traffic of
-----------------
transmissions because a major carrier could not accept the traffic the Company presents to it. To protect against this eventuality there are two main contingency plans in place. The Flexifax technology allows for the traffic to the network nodes around the world to be reconfigured from the central Network Control Center in Sydney. Thus, traffic can be diverted from one node to another and so from one carrier to another by the Network Control Center changing the routing information in the Tandem. This allows for traffic rerouting should any one of the Company's major carriers around the world find that they cannot process the traffic. The Company's Bandwidth supplier is IXnet. They have a node in the Company's Network Control Center using fiber leased from a 'tier one carrier' in Australia. If IXnet experience problems, the Company's Network Control Center can reroute the traffic via the fiber of a different 'tier one carrier' in Australia to the Sydney site of a major US carrier. This US carrier already accepts significant traffic from the Company. If the traffic load is too great then additional nodes can be taken from other locations and made operational in the US carrier's site.

Voice and Data Division. The worst case scenario is that one or more of the
-----------------------
Company's major customers experiences problems with their systems operation and then call on the Company to assist. Should there be too many calls of this nature at the same time it is possible that there will not enough manpower available to attend to all callers as fast as customers would like, or have come to expect, from the Company. The telephone numbers of support staff are held centrally and as such the maximum number of people will be made available if necessary.

As of March 17, 2000, the Company has not experienced any delays or material adverse effect on its business as a result of Y2K.

PART II   OTHER INFORMATION

ITEM 6.   Exhibits and reports on Form 8-K

(a)  Exhibits

     27 Financial Data Schedule

(b)  Current Report on Form 8-K
     None

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FLEXEMESSAGING.COM, INC.
                                        (Registrant)

Date: October 11, 2000
                                        /S/ Nicholas Bird
                                        ------------------------------
                                        Nicholas Bird, President