Form 10QSB/A
period 1999-12-31
FLEXEMESSAGING COM INC/NEW
filed 2000-10-12
CIK 1093071

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

          Level 27 Grosvenor Place
          225 George Street
          Sydney, Australia                                 NSW 2000
          ------------------------                          --------
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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION                                                3

Item 1.   Financial Statements

          Unaudited Consolidated Balance Sheet as of December 31, 1999         4

          Unaudited Consolidated Statements of Loss and Comprehensive Loss     5
          Operations for the three and six months ended December 31, 1999 and 1998

          Unaudited Consolidated Statements of Cash Flows for the six          6
          Months ended December 31, 1999 and 1998

          Notes to the Unaudited Consolidated Financial Statements             7

Item 2.   Management's Discussion and Analysis of Financial Condition         13
          And Results of Operations

Part II - Other Information:

Item 6.   Exhibits                                                            20

          Ex. 10 Transfer agreement between Trade Centre Systems Pte Ltd      20
               and Jebsen and Jessen Communications Pte Ltd

          Ex. 27   Financial Data Schedule

Signatures                                                                    21

PART I    FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

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

FLEXEMESSAGING.COM, INC
CONSOLIDATED BALANCE SHEETS

                                                               NOTE      UNAUDITED
                                                                        31 DECEMBER
                                                                            1999
------------------------------------------------------------- -------- ---------------
ASSETS                                                                       $

CURRENT
        Cash                                                              217,525
        Receivables                                                     2,767,835
        Inventory                                                         305,620
        Deferred charges                                                1,836,156
                                                                       ---------------
                                                                        5,127,136
                                                                       ---------------
CAPITAL ASSETS                                                            438,225
GOODWILL                                                                    3,805
OTHER                                                                      25,745
                                                                       ---------------
                                                                          467,775
                                                                       ---------------
                                                                        5,594,911
------------------------------------------------------------- -------- ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
        Trade Creditors                                                 2,171,288
        Sundry creditors and accruals                                   1,007,855
        Customer deposits                                                 272,188
        Deferred revenue                                                2,139,605
        Current portion of lease obligations                               31,071
        Loan payable on securitization of debt                            106,089
                                                                       ---------------
                                                                        5,728,096
                                                                       ---------------
NON CURRENT
        Non current portion of lease obligations                           21,561
        Loans payable                                            2        757,695
        Employee entitlements payable                                     138,098
                                                                       ---------------
                                                                          917,354
                                                                       ---------------
TOTAL LIABILITIES                                                       6,645,450
                                                                       ---------------
SHAREHOLDERS' EQUITY

        Common Stock, $0.001 par value; 20,000,000 shares                  10,400
        Authorized; 10,400,000 shares issued
        Preferred Stock, $0.001 par value; 5,000,000 shares                     -
        Authorized; no shares issued
        Additional paid-in capital                                      4,825,393
        Comprehensive income - foreign currency translation      3        181,532
        Accumulated deficit                                            (6,067,864)
                                                                       ---------------
                                                                       (1,050,539)
                                                                       ---------------
                                                                        5,594,911
------------------------------------------------------------- -------- ---------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS


                                  NOTE     UNAUDITED        UNAUDITED          UNAUDITED        UNAUDITED
                                          THREE MONTHS    THREE MONTHS         SIX MONTHS      SIX MONTHS
                                             ENDED            ENDED              ENDED            ENDED
                                          31 DECEMBER      31 DECEMBER        31 DECEMBER      31 DECEMBER
                                              1999            1998                1999            1998
--------------------------------- ------ --------------- ---------------- -- --------------- ----------------
                                               $                $                  $                $
REVENUES                                  2,143,727       1,843,122           4,221,017       3,986,028
LESS:
COST OF SALES                             1,086,662       1,042,084           2,136,182       2,184,047
                                         --------------- ---------------- -- --------------- ----------------
GROSS PROFIT                              1,057,065         801,038           2,084,835       1,801,981

OPERATING EXPENSES
NETWORK OPERATING COSTS                      18,574          27,140              42,405          55,826
SELLING, GENERAL AND                      1,424,742       1,043,562           2,778,730       2,169,056
ADMINISTRATIVE
DEPRECIATION AND AMORTIZATION               134,707         120,689             244,600         227,806
RESTRUCTURING COSTS                         725,735               -             725,735
                                         --------------- ---------------- -- --------------- ----------------
TOTAL OPERATING EXPENSES                  2,303,758       1,191,391           3,791,470       2,452,688
                                         --------------- ---------------- -- --------------- ----------------
LOSS FROM OPERATIONS                     (1,246,693)       (390,353)         (1,706,635)       (650,707)

Other income/(expense)
        Interest paid
        - loans - short term                (14,698)        (16,903)            (25,712)        (25,308)
        Interest received                     6,882           4,747               8,194           6,882
                                         --------------- ---------------- -- --------------- ----------------
LOSS FOR THE YEAR BEFORE INCOME          (1,254,509)       (402,509)         (1,724,153)       (669,133)
TAX

Income tax expense                                -               -                   -               -
                                         --------------- ---------------- -- --------------- ----------------
NET LOSS                                 (1,254,509)       (402,509)         (1,724,153)       (669,133)

OTHER COMPREHENSIVE INCOME, NET
OF TAX
Foreign   currency   translation             13,458          17,287              42,799          19,516
adjustments
                                         --------------- ---------------- -- --------------- ----------------
COMPREHENSIVE LOSS                       (1,241,051)       (385,222)         (1,766,952)       (649,617)

NET LOSS PER SHARE                            (0.13)         (0.044)             (0.18)          (0.08)

WEIGHTED AVERAGE NUMBER OF                9,800,000       8,800,000           9,800,000       8,800,000
SHARES

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                               UNAUDITED         UNAUDITED
                                                              SIX MONTHS         SIX MONTHS
                                                                 ENDED             ENDED
                                                              31 DECEMBER       31 DECEMBER
                                                                 1999               1998
--------------------------------------------------------------------------------------------
                                                                                 <C
CASH PROVIDED/(USED) BY:                                           $                 $

OPERATING ACTIVITIES
Operations
        Net loss for the year                               (1,724,153)          (669,133)
        Items not involving cash:
        Amortization                                           244,600            227,806
        Write down of network equipment                        419,418
        Changes in operating assets and liabilities:
        Accounts receivable                                   (868,121)           387,727
        Inventory                                                  750            (57,232)
        Deferred charges                                    (1,288,134)           168,220
        Accounts payable and other                           2,700,921         (1,154,450)
        accruals
        Income taxes                                              (111)                 1
        Employee entitlement payable                             6,247              7,705
                                                                 -----              -----
                                                              (508,583)         (1089,356)
INVESTING ACTIVITIES
        Investments in:
        Capital assets - net                                   (41,951)          (119,083)
                                                               --------          ---------
                                                               (41,951)          (119,083)
FINANCING ACTIVITIES
        Loans raised                                           757,695                  -
        Loan payable on securitization of debt                  31,654             (1,761)
        Lease payments                                          (6,527)            (7,275)
        Contribution of capital                                      -            681,635
        Distributions                                         (133,675)                 -
                                                              ---------                 -
                                                               649,147            672,599

(DECREASE)/INCREASE IN CASH                                     98,613           (535,840)
Cash at beginning of year                                      118,912            589,877
CASH AT END OF YEAR                                            217,525             54,037

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
ACTIVITIES
Capital lease obligations                                            -                  -
Interest                                                        25,712             25,308

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

     These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these Consolidated interim financial statements be read in conjunction with the financial statements of Flexemessaging.com Inc for the year ended June 30, 1999 and notes thereto included in the Company's registration on Form 10-SB, as amended. The Company follows the same accounting principles in preparation of interim reports.

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

Notes on the Financial Statements
--------------------------------------------------------------------------------


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

     The Company has incurred cumulative losses to date of $6,067,864, which includes a net loss (after extraordinary items) for the current period of $1,724,153. The Company anticipates raising additional capital to meet it's planned operational and expansion requirements over the remaining part of the fiscal year ending June 30, 2000. Should the appropriate level of funding not become available, then the Company will have to reduce its costs employed in various areas including its global expansion activities, network expansion, new channel marketing initiatives, R&D, sales and general marketing activities to a cost level which will meet the anticipated cash needs for working capital and capital expenditure requirements. Thereafter if the Company's operation does not begin to deliver positive cashflows in amounts enough to satisfy the Company's requirements then it will be necessary for the Company to raise additional funds through bank debt, equity funding, partnering with others to share overheads, or undertake appropriate divestment strategies of certain technologies for equity or cash, or through other sources of capital.

Notes on the Financial Statements
--------------------------------------------------------------------------------


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

E.   CORRECTION OF ERROR

     The financial statements have been restated to reflect the effect of a change in the revenue recognition policy of the Company. The policy has been restated to recognize revenue only upon customer acceptance after completion of the installation of its voice switching systems. This change has resulted in revenue decreasing by $1,807,138, net loss and net loss per share increasing by $340,665 and $0.05 cents per share for the six months ended December 31, 1999, and revenue decreasing by $310,241, net loss and net loss per share increasing by $134,784 and $0.02 cents per share respectively for the six months ended December 31, 1998.

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

NOTE 3:   COMPREHENSIVE INCOME - FOREIGN CURRENCY TRANSLATION

In accordance with SFAS 130, the accumulated comprehensive income comprises the following:

     Accumulated comprehensive income
          Balance at beginning of period                           138,733
          Foreign currency translation adjustments                  42,799
                                                                -----------
          Balance at end of period                                 181,532

Notes on the Financial Statements
--------------------------------------------------------------------------------


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

FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

                                       VOICE AND    FLEXIFAX     HEAD OFFICE    CONSOLIDATED
                                         DATA
Revenue                                1,296,716      847,011         -            2,143,727
                                      ------------ ------------ -------------- ---------------

Amortization                              31,331       96,636       6,740            134,707
                                      ------------ ------------ -------------- ---------------

Segment operating profit/(loss)         (115,397)  (1,020,145)    (111,151)       (1,246,693)

                                      ------------ ------------ -------------- ---------------

Identifiable assets                    4,709,531      651,169      234,211         5,594,911
                                      ------------ ------------ -------------- ---------------


FOR THE THREE MONTHS ENDED
DECEMBER 31, 1998

Revenue                                1,098,960      744,162         -            1,843,122
                                      ------------ ------------ -------------- ---------------

Amortization                              26,287       91,853       2,549            120,689
                                      ------------ ------------ -------------- ---------------

Segment operating profit/(loss)         (121,396)    (249,013)    (19,944)          (390,353)
                                      ------------ ------------ -------------- ---------------

Identifiable assets                    1,839,389    1,205,656      259,360         3,304,405
                                      ------------ ------------ -------------- ---------------

Notes on the Financial Statements
--------------------------------------------------------------------------------


FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

                                       VOICE AND    FLEXIFAX     HEAD OFFICE    CONSOLIDATED
                                         DATA
Revenue                                2,422,093    1,798,924         -            4,221,017
                                      ------------ ------------ -------------- ---------------

Amortization                              62,720      168,380      13,500            244,600
                                      ------------ ------------ -------------- ---------------

Segment operating profit/(loss)        (-239,824)  (1,303,102)    (163,709)       (1,706,635)
                                      ------------ ------------ -------------- ---------------

Identifiable assets                    4,709,531      651,169      234,211         5,594,911
                                      ------------ ------------ -------------- ---------------

FOR THE SIX MONTHS ENDED
DECEMBER 31, 1998

Revenue                                2,395,587    1,590,441         -            3,986,028
                                      ------------ ------------ -------------- ---------------

Amortization                              57,806      164,765       5,235            227,806
                                      ------------ ------------ -------------- ---------------

Segment operating profit/(loss)         (206,959)    (403,443)    (40,305)          (650,707)
                                      ------------ ------------ -------------- ---------------

Identifiable assets                    2,255,668    1,205,656      259,360         3,720,684
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

Notes on the Financial Statements
--------------------------------------------------------------------------------


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

The costs and liabilities of this plan includes:

------------------------------------ --------------- ------------------- ------------ --------------
                                           Expensed     Applied against     Payments        Balance
                                                          related asset                Dec 31, 1999
------------------------------------ --------------- ------------------- ------------ --------------
Assumed   obligations   on   closed         188,723                         (50,116)        138,607
network operations
------------------------------------ --------------- ------------------- ------------ --------------
Severance   and   other    employee         117,594                         (19,500)         98,094
costs(3 employees)
------------------------------------ --------------- ------------------- ------------ --------------
Impairment    loss    on    network         419,418           (419,418)            -              -
equipment
------------------------------------ --------------- ------------------- ------------ --------------
                                            725,735           (419,418)     (69,616)      (236,701)
------------------------------------ --------------- ------------------- ------------ --------------

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

On December 16, 1999, Trade Centre Systems Holdings Pte Ltd ("TCSH"), an indirectly wholly owned subsidiary of the Company, operating in Singapore entered into an agreement with Jebsen and Jessen Communications Pte Ltd ("J&J"). Under the agreement TCSH has transferred its Voice & Data business to J&J in return for revenue based commissions on sales and maintenance through to October 31, 2000. J&J have agreed to offer employment to certain of the employees of TCSH. TCSH has agreed to provide J&J with certain stock and spare parts in order to perform the maintenance function as well providing client site configuration details. This agreement relates to the transfer/disposal of a geographical portion of a segment and does not constitute a discontinued operation. This transfer will not have a material impact on the performance of the Company as the anticipated commission revenue stream represents less than 5% of the Company's total revenues.

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

In connection with this plan the Company signed an agreement on December 2, 1999 with Premiere whereby the Company would outsource the delivery of its fax traffic to the Premiere network. This agreement provides for Premiere to transmit all fax broadcast traffic for the Company for a period of 12 to 24 months subject to certain service and pricing criteria. The customer bases in the UK, Canada, the USA, Switzerland and Singapore (representing the discontinued and/or outsourced service) will now be serviced by Premiere with the Company receiving a commission on revenues generated for the next 24 months.

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

On December 16, 1999 TCSH, an indirectly wholly owned subsidiary of the Company, operating in Singapore entered into an agreement with J&J. Under the agreement TCSH has transferred its Voice & Data business to J&J in return for revenue based commissions on sales and maintenance through October 31, 2000. J&J have agreed to offer employment to certain of the employees of TCSH. TCSH has agreed to provide J&J with certain stock and spare parts in order to perform the maintenance function as well providing client site configuration details. This agreement relates to the transfer/disposal of a geographical portion of a segment and does not constitute a discontinued operation. This transfer will not have a material impact on the performance of the Company as the anticipated commission revenue stream represents less than 5% of the Company's total revenues.

RESULTS OF OPERATIONS AND FINANCIAL POSITION FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

Management's discussion and analysis of operations for the period ended December 31, 1999 and 1998 are on the converted US dollar figures. References have been made to certain figures before taking into account the effect of the foreign currency translation adjustment where necessary.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated revenues increased by 16% to $2,143,727 for the three months ended December 31, 1999, as compared to $1,843,122 for the three months ended December 31, 1998. As a result of increased sales volumes, cost of sales increased to $1,086,662 from $1,042,084 in the prior period. Cost of sales as a percentage of revenue decreased to 51%, down from 57% in the corresponding period. Total operating expenses before restructuring costs increased 32% to $1,578,023 from $1,191,391 in the prior period. Total operating expenses after restructuring costs increased 93% to $2,303,758 from $1,191,391 in the prior period. The net loss before restructuring costs for the three months ended December 31, 1999 was $520,958, which was up from the net loss reported for the three months ended December 31, 1998 of $390,353. As a result of the restructuring costs, the net loss for the three months ended December 31, 1999 was $1,254,509, which was up from the net loss reported for the three months ended December 31, 1998 of $402,509.

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

Voice and Data Division

Revenues. Revenues consist of sales from systems integration solutions for voice, call centre, electronic display, paging, call recording and data applications. Revenues increased 18% to $1,296,716 for the three months ended December 31, 1999, from $1,098,960 for the three months ended December 31, 1998. The increase is mainly attributable to turret system sales of $354,242 resulting from the Division entering into an agreement with IPC as its Australian distributor for its products as compared to $289,253 generated in the comparative period. The agreement with IPC is expected to generate further positive results in this fiscal year, with turret systems sales forecasted to be significantly higher than for the fiscal 2000 year.

Cost of sales. Cost of sales consists of the purchase of third party product, necessary to complete the systems integration solution. Cost of sales for the three months ended December 31, 1999 amounted to $623,865 compared to $536,602 for the comparative quarter as a result of increased sales volumes. Cost of sales as a percentage of revenue increased to 51% for the current fiscal period up from 49% for the three months ended December 31, 1998. The increased percentage is a result of supplying larger project system sales as opposed to providing a larger proportion of relocation and ancillary support and maintenance services to the V Band voice customer base, as well as a change in the overall revenue mix, where different product groups attract different gross margins. It is envisaged that the margins will be maintained around these levels. The decrease in the margin is as a result of more turret system sales being concluded in this period as compared to the prior period where mainly moves, adds and changes were performed with very little turret system sales being concluded. The turret system sales generate higher revenue but lower margins as compared to moves, adds and changes. Increased turret system sales was the desired effect in signing the IPC distribution agreement. The Company is subject to a performance criterion of $2 million sales per year under this IPC distribution agreement.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated revenues increased by 6% to $4,221,017 for the six months ended December 31, 1999, compared to $3,986,028 for the six months ended December 31, 1998. Cost of sales decreased to $2,136,182, from $2,184,047 in the prior period. Cost of sales as a percentage of revenue decreased to 51%, down from 55% in the corresponding period. Total operating expenses before restructuring costs increased 25% to $3,065,735 from $2,452,688 in the prior period. Total operating expenses after restructuring costs increased 55% to $3,791,470 from $2,452,688 in the prior period. The net loss before restructuring costs for the six months ended December 31, 1999 was $980,900, which was up from the amount reported for the six months ended December 31, 1998 of $650,707. A net loss after restructuring costs for the six months ended December 31, 1999 of $1,724,153 was reported, which was up from the net loss reported for the six months ended December 31, 1998 of $669,133.

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

Voice and Data Division

Revenues. Revenues consist of sales from systems integration solutions for voice, call centre, electronic display, paging, call recording and data applications. Revenues increased 1% to $2,422,093 for the six months ended December 31, 1999, from $2,395,587 for the six months ended December 31, 1998.

Cost of sales. Cost of sales consists of the purchase of third party product, necessary to complete the systems integration solution. Cost of sales for the six months ended December 31, 1999 amounted to $1,126,734 as compared to $1,149,450 for the comparative quarter. Cost of sales as a percentage of revenue decreased to 47% for the current fiscal period down from 48% for the six months ended December 31, 1998.

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

The Company anticipates raising additional capital of $3.66 million with the assistance of AICH by means of private placement. If the private placement is not completed, the Company will:

o Restructure certain business activities in order to reduce the negative cash flows and to transform loss making operations into profitable ones. The Company will achieve this by cost reduction and identifying areas that could provide efficiency with an outsourced solution.

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

In September 1997, the Company arranged an unlimited working capital-based facility with Scottish Pacific Business Finance Limited ("Scottish Pacific"), in respect of the Australian domiciled customers of FlexiFax Global Services. In accordance with Scottish Pacific lending criteria, this facility has been secured by a lien over the assets of Trade Wind Marketing Pty Ltd (a wholly owned subsidiary of TWG) as well as guarantees by TWG and its subsidiaries. Interest is charged at the highest of the prevailing rates of either Westpac Banking Corporation, Australia and New Zealand Banking Group Limited or National Australia Bank Limited plus a margin of 2%. The prevailing interest rate at June 30, 1999 was 10.93% (1998: 11.06%). Funds under the facility are advanced based on sales invoices with repayment of such advanced funds being made from payments received relating to the invoices and other working capital and external sources. The outstanding balance owing to Scottish Pacific as at December 31, 1999 was $106,089. The original term of this agreement was for a 12-month period with automatic renewal. This agreement may be terminated by Scottish Pacific by giving one month's notice or by the Company giving three month's notice. If this facility were terminated by the Company, paying off the outstanding balance would result in the Company having direct access to all the receipts on the outstanding invoices, for working capital purposes.

As a result of operating losses, cash used in operating activities amounted to $508,583 for the six months ended December 31, 1999, as compared to $1,089,356 for the six months ended December 31, 1998. Accounts receivable increased to $2,767,835 from $1,899,714 for the six months ended December 31, 1998 mainly as a result of increased sales volumes in the second quarter. Accounts payable and other accruals increased by $2,700,921 as compared to a decrease of $1,154,450 in the prior comparative period, mainly as a result of increased sales activity in the second quarter as well as some of the funding received going towards reducing the payables to an acceptable level in the prior period.

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

Flexifax Division. As a result of the Premiere transaction (whereby Flexifax
-----------------
outsources final delivery of their fax traffic to the Premiere network) the Y2K risk lies primarily with the Premiere network readiness. Flexifax has asked (and has received) from Premiere a Y2K compliance status and fall back plan. To date, the Company has not experienced any difficulties with delay or material adverse effects from the services provided by Premiere as a result of Y2K.

Voice and Data Division. Any software designed by the Company over the last year
-----------------------
has been Y2K compliant. The equipment distributed from the Company's principals has also undergone test simulations for Y2K of the generic product. Similar tests were not done at client's sites but the Company believes most clients are conducting their own compliance programs. To date, the Company has not experienced any difficulties with delay or material adverse effects as a result Y2K.

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