Form 10QSB/A
period 2000-03-31
FLEXEMESSAGING COM INC/NEW
filed 2000-10-12
CIK 1093071

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION                                                3

Item 1.   Financial Statements

          Unaudited Consolidated Balance Sheet as of March 31, 2000            4

          Unaudited Consolidated Statements of Operations for the three        5
          and nine months ended March 31, 2000 and 1999

          Unaudited Consolidated Statements of Cash Flows for the nine         6
          Months ended March 31, 2000 and 1999

          Notes to the Unaudited Consolidated Financial Statements             7

Item 2.   Management's Discussion and Analysis of Financial Condition         13
          And Results of Operations

Part II - Other Information:

Item 6.   Exhibits                                                            19

          Ex. 27   Financial Data Schedule

Signatures                                                                    20

PART I    FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
------    --------------------

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

FLEXEMESSAGING.COM, INC
CONSOLIDATED BALANCE SHEETS

                                                               NOTE      UNAUDITED
                                                                          31 MARCH
                                                                            2000
------------------------------------------------------------- -------- ---------------
ASSETS                                                                       $
CURRENT
        Cash                                                              203,424
        Receivables                                                     2,580,579
        Inventory                                                         422,330
        Deferred charges                                                2,284,267
                                                                       ---------------
                                                                        5,490,600
                                                                       ---------------

CAPITAL ASSETS                                                            397,880
GOODWILL                                                                      933
OTHER                                                                      24,259
                                                                       ---------------
                                                                          423,072
                                                                       ---------------
                                                                        5,913,672
------------------------------------------------------------- -------- ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
        Trade Creditors                                                 2,149,301
        Sundry creditors and accruals                                   1,040,646
        Customer deposits                                                 225,416
        Deferred revenue                                                2,559,167
        Current portion of lease obligations                               29,279
        Loan payable on securitization of debt                             17,184
                                                                       ---------------
                                                                        6,020,993
                                                                       ---------------
NON CURRENT
        Non current portion of lease obligations                           20,317
        Loans payable                                            2        713,982
        Employee entitlements payable                                     134,265
                                                                       ---------------
                                                                          868,564
                                                                       ---------------

TOTAL LIABILITIES                                                       6,889,557
                                                                       ---------------

SHAREHOLDERS' EQUITY
        Common Stock, $0.001 par value; 20,000,000 shares                  10,400
        Authorized; 10,400,000       shares issued
        Preferred Stock, $0.001 par value; 5,000,000 shares                     -
        Authorized; no shares issued
        Additional paid-in capital                                      5,023,887
        Comprehensive income - foreign currency translation      3        151,244
        Accumulated deficit                                            (6,161,416)
                                                                       ---------------
                                                                         (975,885)
                                                                       ---------------
                                                                        5,913,672
------------------------------------------------------------- -------- ---------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF PROFIT/(LOSS) AND COMPREHENSIVE PROFIT/(LOSS)

                                    NOTE     UNAUDITED      UNAUDITED          UNAUDITED       UNAUDITED
                                           THREE MONTHS    THREE MONTHS       NINE MONTHS     NINE MONTHS
                                               ENDED          ENDED              ENDED           ENDED
                                             31 MARCH        31 MARCH           31 MARCH        31 MARCH
                                               2000            1999               2000            1999
----------------------------------- ------ -------------- --------------- -- --------------- ---------------
                                                 $              $                  $               $
REVENUES                                    1,860,674      2,352,624          6,081,691       6,338,652
LESS:
COST OF SALES                                 867,181      1,185,231          3,003,363       3,369,278
                                           -------------- --------------- -- --------------- ---------------
GROSS PROFIT                                  993,493      1,167,393          3,078,328       2,969,374

OPERATING EXPENSES
NETWORK OPERATING COSTS                             -         25,136             39,173          80,962
SELLING, GENERAL AND                        1,053,930      1,306,894          3,835,892       3,475,950
ADMINISTRATIVE
DEPRECIATION AND AMORTIZATION                  30,623        120,407            275,223         348,213
RESTRUCTURING COSTS                   6             -              -            725,735               -
                                           -------------- --------------- -- --------------- ---------------
TOTAL OPERATING EXPENSES                    1,084,553      1,452,437          4,876,023       3,905,125
                                           -------------- --------------- -- --------------- ---------------
PROFIT/(LOSS) FROM OPERATIONS                 (91,060)      (285,044)        (1,797,695)       (935,751)

Other income/(expense)
        Interest paid
        - loans - short term                   (7,570)        (7,456)           (33,282)        (32,764)
        Interest received                       5,078          1,798             13,272           8,680
                                           -------------- --------------- -- --------------- ---------------
PROFIT/(LOSS) FOR THE YEAR BEFORE             (93,552)      (290,702)        (1,817,705)       (959,835)
INCOME TAX

Income tax expense                                  -              -                  -               -
                                           -------------- --------------- -- --------------- ---------------
NET PROFIT/(LOSS)                             (93,552)      (290,702)        (1,817,705)       (959,835)

OTHER COMPREHENSIVE INCOME, NET
OF TAX

Foreign currency translation                  (30,288)        35,863             12,511          55,379
adjustments
                                           -------------- --------------- -- --------------- ---------------
COMPREHENSIVE LOSS                           (123,840)      (254,839)        (1,805,194)       (904,456)

NET PROFIT/LOSS PER SHARE                       (0.01)         (0.03)             (0.19)          (0.11)

WEIGHTED AVERAGE NUMBER OF SHARES           9,800,000      8,800,000          9,800,000       8,800,000

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                               UNAUDITED         UNAUDITED
                                                              NINE MONTHS       NINE MONTHS
                                                                 ENDED             ENDED
                                                               31 MARCH           31 MARCH
                                                                 2000               1999
----------------------------------------------------------------------------------------------
CASH PROVIDED/(USED) BY:                                           $                 $

OPERATING ACTIVITIES
Operations
        Net loss for the year                               (1,817,705)          (959,835)
        Items not involving cash:
        Amortization                                           275,223            348,213
        Write down of network equipment                        419,418                  -
        Changes in operating assets and liabilities:
        Accounts receivable                                   (837,216)           159,690
        Inventory                                             (141,368)            33,662
        Deferred charges                                    (1,766,257)          (186,727)
        Accounts payable and other                           3,307,660         (1,292,684)
        accruals
        Income taxes                                              (107)                (2)
        Employee entitlement payable                            18,421              8,580
                                                                ------              -----
                                                              (541,931)        (1,889,103)
INVESTING ACTIVITIES
        Investments in:
        Capital assets - net                                  (114,666)          (190,306)
                                                              ---------          ---------
                                                              (114,666)          (190,306)
FINANCING ACTIVITIES
        Loans raised                                           739,638          1,250,000
        Loan payable on securitization of debt                 (54,139)            15,798
        Lease payments                                          (3,563)            (7,690))
        Proceeds on issue of stock                                   -            640,000
        Contribution of capital                                 64,819            807,949
                                                               746,755          2,706,057
Effect of exchange rate changes on cash                         (5,646)           141,189

(DECREASE)/INCREASE IN CASH                                     84,512            767,837
Cash at beginning of year                                      118,912            589,877
CASH AT END OF YEAR                                            203,424          1,357,714

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
ACTIVITIES
Interest                                                        33,282             32,764

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

     Flexemessaging.com, Inc is incorporated under the laws of Idaho. Its stock is traded on the Over the Counter Bulletin Board market, but is not registered with the US Securities and Exchange Commission or the securities commission of any state. Included in the issued stock of the Company are the 600,000 performance shares of common stock beneficially owned by AICH. These performance shares are held in escrow and will be subject to performance by AICH under the terms of the Merger Agreement. The performance terms have not been met and management has informally extended the time to complete the performance terms until June 30, 2000.

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

     The Company has incurred cumulative losses to date of $6,161,416 which includes a net loss for the current period of $1,817,705. The Company anticipates raising additional capital to meet it's planned operational and expansion requirements over the remaining part of the fiscal year ending June 30, 2000. Should the appropriate level of funding not become available, then the Company will have to reduce its costs employed in various areas including its global expansion activities, network expansion, new channel marketing initiatives, R&D, sales and general marketing activities to a cost level which will meet the anticipated cash needs for working capital and capital expenditure requirements. Thereafter if the Company's operation does not begin to deliver positive cashflows in amounts enough to satisfy the Company's requirements then it will be necessary for the Company to raise additional funds through bank debt, equity funding, partnering with others to share overheads, or undertake appropriate divestment strategies of certain technologies for equity or cash, or through other sources of capital. Additional funding may not be available,

Notes on the Financial Statements
--------------------------------------------------------------------------------


     or may not be available on terms and timing acceptable to the Company, which could have a material adverse effect on the Company's financial position, its overall business and the result of the Company's operations.

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

E.   CORRECTION OF ERROR

     The financial statements have been restated to reflect the effect of a change in the revenue recognition policy of the Company. The policy has been restated to recognize revenue only upon customer acceptance after completion of the installation of its voice switching systems. This change has resulted in revenue decreasing by $2,226,700 net loss and net loss per share increasing by $443,056 and $0.06 cents per share respectively for the nine month period ended March 31, 2000, and revenue decreasing $133,630 net loss and net loss per share increasing by $62,511 and $0.01 cent per share respectively for the nine month period ended March 31, 1999.

NOTE 2:   LOANS PAYABLE

     AICH as Agent, has advanced bridge financing in the sum of $499,500, in return for an unsecured promissory note of Flexemessaging.com Inc. The loan bears interest at the rate announced, from time to time, by Nationsbank N.A. as its prime rate, plus 200 basis points, per annum. Interest is calculated on the basis of a 360-day year, but only to the extent that the unpaid principal remains outstanding. Interest accrues and is payable from the day that the Company receives net proceeds of not less than $1,500,000 from the offering described in Note 5. The promissory note is to be repaid on the later of commencement of trading of securities of the Company on the American Stock Exchange, NASDAQ or another national exchange acceptable to the Company, or March 21, 2000. The note may be prepaid at any time without penalty or premium. As the Company has not listed on any of the above mentioned exchanges, the Company is not in default in the repayment of the loan.

     The balance of the loan funds are unsecured with no fixed terms of repayment and do not attract interest.

NOTE 3:   COMPREHENSIVE INCOME - FOREIGN CURRENCY TRANSLATION

In accordance with SFAS 130, the accumulated comprehensive income comprises the following:

Notes on the Financial Statements
--------------------------------------------------------------------------------


     Accumulated comprehensive income
          Balance at beginning of period                         138,733
          Foreign currency translation adjustments                12,511
                                                               -----------
        Balance at end of period                                 151,244


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

FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                       VOICE AND    FLEXIFAX     HEAD OFFICE    CONSOLIDATED
                                         DATA

Revenue                                1,095,309      765,365         -            1,860,674
                                      ------------ ------------ -------------- ---------------

Amortization                              28,648       (4,192)      6,157             30,623
                                      ------------ ------------ -------------- ---------------

Segment operating profit/(loss)           17,059      (11,566)    (96,553)           (91,060)
                                      ------------ ------------ -------------- ---------------

Identifiable assets                    3,075,890      735,679      227,221         4,038,790
                                      ------------ ------------ -------------- ---------------


FOR THE THREE MONTHS ENDED
MARCH 31, 1999

Revenue                                1,420,662      931,962         -            2,352,624
                                      ------------ ------------ -------------- ---------------

Amortization                              26,811       90,877       2,719            120,407
                                      ------------ ------------ -------------- ---------------
Segment operating profit/(loss)           88,389     (352,297)    (21,136)          (285,044)
                                      ------------ ------------ -------------- ---------------

Identifiable assets                    3,434,532    1,428,676      275,349         5,138,557
                                      ------------ ------------ -------------- ---------------

Notes on the Financial Statements
--------------------------------------------------------------------------------


FOR THE NINE MONTHS ENDED MARCH 31, 2000

                                       VOICE AND    FLEXIFAX     HEAD OFFICE    CONSOLIDATED
                                         DATA

Revenue                                3,517,402    2,564,289         -            6,081,691
                                      ------------ ------------ -------------- ---------------

Amortization                              91,368      164,188      19,667            275,223
                                      ------------ ------------ -------------- ---------------

Segment operating profit/(loss)         (222,765)  (1,314,668)    (260,262)       (1,797,695)
                                      ------------ ------------ -------------- ---------------

Identifiable assets                    3,075,890      735,679      227,221         4,038,790
                                      ------------ ------------ -------------- ---------------


FOR THE NINE MONTHS ENDED MARCH 31,
1999

Revenue                                3,816,249    2,522,403         -            6,338,652
                                      ------------ ------------ -------------- ---------------

Amortization                              84,617      255,642       7,954            348,213
                                      ------------ ------------ -------------- ---------------

Segment operating profit/(loss)         (118,570)    (755,740)    (61,441)          (935,751)
                                      ------------ ------------ -------------- ---------------

Identifiable assets                    3,434,532    1,428,676      275,349         5,138,557
                                      ------------ ------------ -------------- ---------------


NOTE 5:   PRIVATE PLACEMENT OFFERING

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

The costs and liabilities of this plan includes:

------------------------------------ --------------- ------------------- ------------ --------------
                                           Expensed     Applied against     Payments        Balance
                                                          related asset                Mar 31, 2000
------------------------------------ --------------- ------------------- ------------ --------------
Assumed   obligations   on   closed         188,723                         (57,711)        131,012
network operations
------------------------------------ --------------- ------------------- ------------ --------------
Severance   and   other    employee         117,594                         (99,219)         18,375
costs(3 employees)
------------------------------------ --------------- ------------------- ------------ --------------
Impairment    loss    on    network         419,418           (419,418)            -              -
equipment
------------------------------------ --------------- ------------------- ------------ --------------
                                            725,735           (419,418)    (156,930)        149,387
------------------------------------ --------------- ------------------- ------------ --------------

Accrued liabilities for network operations in the amount of $131,012 as of March 31, 2000 relate to termination costs of contracts and other contractual agreements with third parties.

Estimated severance and other employee costs in the amount of $18,375 as of March 31, 2000 relate to estimated severance for terminated employees. Employee groups affected include management and network support personnel. As of March 31, 2000, the accrual related to one senior employee.

The impairment loss on network equipment relates to network equipment that is to be abandoned or otherwise disposed of. These assets are no longer being used in the continued operations of the Company.

There were not any further expenses incurred which would have the effect of adjusting the restructuring liabilities. During the quarter payments of $87,314 were made, comprised of $7,595 in connection with line rentals and other carrier related costs and $79,719 as a result of termination payments to a former employee.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated revenues decreased by 21% to $1,860,674 for the three months ended March 31, 2000, as compared to $2,352,624 for the three months ended March 31, 1999. As a result of decreased sales volumes, cost of sales decreased to $867,181 from $1,185,231 in the prior period. Cost of sales as a percentage of revenue decreased to 47%, down from 50% in the corresponding period. Total operating expenses decreased 25% to $1,084,553 from $1,452,437 in the prior period. The net loss for the three months ended March 31, 2000 was $93,552, which was down from the net loss reported for the three months ended March 31, 1999 of $290,702.

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

Voice and Data Division

Revenues. Revenues consist of sales from systems integration solutions for voice, call center, electronic display, paging, call recording and data applications. Revenues decreased 23% to $1,095,309 for the three months ended March 31, 2000, from $1,420,662 for the three months ended March 31, 1999. The decrease is mainly attributable to decreased sales activity in the following areas: Voice Systems $41,061, Loggers $147,041, Data $71,436 and Export $42,031.

Cost of sales. Cost of sales consists of the purchase of third party product, necessary to complete the systems integration solution. Cost of sales for the three months ended March 31, 2000 amounted to $432,962 compared to $673,429 for the comparative quarter as a result of reduced sales volumes. Cost of sales as a percentage of revenue decreased to 40% for the current fiscal period from 47% for the three months ended March 31, 1999. The reduced percentage is a result of providing a larger proportion of relocation and ancillary support and maintenance services to the V Band voice customer base, as opposed to supplying larger project system sales, as well as a change in the overall revenue mix, where different product groups attract different gross margins. It is envisaged that the margins will be maintained around these levels. The increase in the margin is as a result of less turret system sales being concluded in this period as compared to the prior period. The turret system sales generate higher revenue but lower margins as compared to moves, adds and changes. Increased turret system sales was the desired effect in signing the IPC distribution agreement. The Company is subject to a performance criterion of $2 million sales per year under this distribution agreement with IPC.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated revenues decreased by 4% to $6,081,691 for the nine months ended March 31, 2000, as compared to $6,338,652 for the nine months ended March 31, 1999. As a result of decreased sales volumes Cost of sales decreased to $3,003,363, from $3.369,278 in the prior period. Cost of sales as a percentage of revenue decreased to 49%, down from 53% in the corresponding period. Total operating expenses before restructuring costs increased 6% to $4,150,288 from $3,905,125 in the prior period. Total operating expenses after restructuring costs increased 25% to $4,876,023 from $3,905,125 in the prior period. The net loss before restructuring costs for the nine months ended March 31, 2000 was $1,091,970, which was 14% greater than the amount reported for the nine months ended March 31, 1999 of $959,835. A net loss after restructuring costs for the nine months ended March 31, 2000 of $1,817,705 was reported, which was up from the net loss reported for the nine months ended March 31, 1999 of $959,835.

A detailed explanation of the results by operating division follows.

FlexiFax Division

Revenues. FlexiFax revenues increased 13% to $2,564,289 for the nine months ended March 31, 2000 from $2,522,403 for the nine months ended March 31, 1999. Revenues generated in countries outside of the US increased by 2%. As a result of the outsourcing of our network, the Company now only reports a percentage of the revenue generated by the customer base now serviced by Premiere. It is uncertain what future level of revenue is to be received from Premiere as it is based on future levels of transaction activity generated from the Company's former customer base that is now being serviced by Premiere. In other words, revenue will only be earned by the Company if Premiere has generated revenue from the former customer base, which is dependent on those customers using the service.

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

Voice and Data Division

Revenues. Revenues consist of sales from systems integration solutions for voice, call centre, electronic display, paging, call recording and data applications. Revenues decreased 8% to $3,517,402 for the nine months ended March 31, 2000, from $3,816,249 for the nine months ended March 31, 1999. The net decrease is mainly attributable to (1) reduced sales activity in voice systems (sales reduced by $459,541), and (2) increased activity in the call centres (sales increase of $252,878).

Cost of sales. Cost of sales consists of the purchase of third party product, necessary to complete the systems integration solution. Cost of sales for the nine months ended March 31, 2000 amounted to $1,159,696 as compared to $1,822,879 for the comparative quarter as a result of reduced sales volumes. Cost of sales as a percentage of revenue decreased to 44% for the current fiscal period, down from 48% for the nine months ended March 31, 1999. The reduced percentage is a result of providing a larger proportion of relocation and ancillary support and maintenance services to the V Band voice customer base, as opposed to supplying larger project system sales, as well as a change in the overall revenue mix, where different product groups attract different gross margins. It is envisaged that the margins will be maintained around these levels. The increase in the margin is as a result of less turret system sales being concluded in this period as compared to the prior period. The turret system sales generate higher revenue but lower margins as compared to moves, adds and changes. Increased turret system sales was the desired effect in signing the IPC distribution agreement. The Company is subject to a performance criterion of $2 million sales per year under this IPC distribution agreement.

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

As a result of operating losses, cash used in operating activities amounted to $541,931 for the nine months ended March 31, 2000, as compared to $1,889,103 for the nine months ended March 31, 1999. Accounts receivable increased to $2,580,579 from $1,899,714 for the nine months ended March 31, 1999 mainly as a result of increased sales volumes in the third quarter. Accounts payable and other accruals increased by $3,307,660 as compared to a decrease of $1,292,684 in the prior comparative period, mainly as a result of increased sales activity in the third quarter as well a portion of the prior period funding received going towards reducing the payables to an acceptable level.

Cash used in investing activities, consisting primarily of the purchase of capital assets amounted to $114,666 for the nine months ended March 31, 2000, compared to $190,306 in the corresponding period in 1999.

Cash generated from financing activities, amounted to $746,755 as compared to $2,706,057 in the prior period primarily as a result of unsecured loans raised in the amount of $739,638, as compared to loans of $1,250,000 being raised and stock issued in the amount of $640,000 in the prior period. In addition, TWC contributed capital in the amount of $64,819 in the nine months ended March 31, 2000 as compared to $807,949 in the comparative period,

UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

As of April 28, 2000 the Company has not experienced any material effect or delay as a result of the Y2K issue.

Flexifax Division. As a result of the Premiere transaction (whereby Flexifax
-----------------
outsources final delivery of their fax traffic to the Premiere network) the Y2K risk lies primarily with the Premiere network readiness. Flexifax has asked (and has received) from Premiere a Y2K compliance status and fallback plan. To date, the Company has not experienced any difficulties with delay or material adverse effects from the services provided by Premiere as a result of Y2K.

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

Part II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------    --------------------------------

     (a)  Exhibits.

          27 Financial Data Schedule

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