Form 10KSB
period 2000-06-30
FLEXEMESSAGING COM INC/NEW
filed 2000-10-12
CIK 1093071

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                          -----------------------------

                                   FORM 10-KSB

                          -----------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended          July 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to
                                 ----------------   ---------------

Commission file number             0-27059

                            FLEXEMESSAGING.COM, INC.
                            ------------------------
                 (Name of Small Business Issuer in its charter)

          Idaho                                            82-0485978
---------------------------------                    ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

     Level 27 Grosvenor Place, 225 George Street, Sydney, Australia   NSW 2000
--------------------------------------------------------------------------------
          (Address of principal executive offices)                    (Zip code)

                 Issuer's telephone number: (011) 61 2 9250-8888
                                            --------------------

Securities to be registered pursuant to Section 12(b) of the Act:   none

Securities to be registered pursuant to Section 12(g) of the Act:   Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: Revenues for the fiscal year ended June 30, 2000 totaled $10,945,636.

As of October 5, 2000, there were 10,200,000 shares of Common Stock outstanding and the aggregate market value of such Common Stock (based upon the closing bid price on such date) of the Registrant held by non-affiliates was approximately $7,038,000.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check one):
[ ] YES   [X] NO

                                TABLE OF CONTENTS
                                                                            Page
--------------------------------------------------------------------------------
PART I

Item 1.   Description of Business                                              3

Item 2.   Description of Property                                             13

Item 3.   Legal Proceedings                                                   13

Item 4.   Submission of Matters to a Vote of Security Holders.                13

PART II

Item 5.   Market for Common Equities and Related
          Stockholder Matters                                                 14

Item 6.   Management's Discussion and Analysis                                14

Item 7.   Financial Statements                                                18

Item 8.   Changes in and Disagreements with Accountants                       18

PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons                                                     19

Item 10.  Executive Compensation                                              20

Item 11.  Security Ownership of Certain Beneficial Owners and Management      21

Item 12.  Certain Relationships and Related Transactions                      22

Item 13.  Exhibits index                                                      23

                                     PART I

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

ITEM 1.   DESCRIPTION OF BUSINESS

Flexemessaging.com, Inc. was formed under the laws of the State of Idaho on August 29, 1957 under the name of Siler Equipment Sales, Inc. to salvage and sell scrap metal, mine timber and related mining products (the "Company"). Thereafter, the name of the Company was changed to American Network Technologies, Inc. on February 20, 1996, to Piazztec International, Inc. on June 18, 1997 and Siler Ventures, Inc. ("SVI") on February 23, 1998. On February 15, 1999, the Company changed its name to Flexemessaging.com, Inc. to better reflect the new industry in which it now operates.

On February 5, 1999, SVI entered into an acquisition agreement with Trade Wind Communications Limited ("TWC"), a Bermudan corporation listed on the Canadian Ventures Exchange, to purchase all of its business assets, consisting of the stock of Trade Wind Group Pty Limited ("TWG"), a wholly-owned subsidiary of TWC, incorporated on September 6, 1988 under the laws of Australia. SVI was a non-operating public shell with no tangible assets and 500,000 shares of common stock outstanding. This merger of TWG and SVI (a non-operating public shell with a tangible asset value of nil) resulted in TWG having actual or effective operating control of the combined Company after the transaction. As a result, this transaction has been treated as a capital transaction in substance, rather than a business combination and has been accounted for as a reverse acquisition. Any references to past accomplishments of the Company and its financial information, prior to the acquisition, relate solely to TWG, as combined, since SVI (now known as Flexemessaging.com, Inc.) has been inactive for several years. SVI acquired the assets of TWG in exchange for the issuance of 8.8 million shares of common stock of the Company. This valuation was based on arms length negotiation driven by ultimate ownership principles. A forward valuation (a valuation arrived at by applying a revenue multiple to the Company's future revenue stream) based on future revenues was determined and from this capitalization model, the total outstanding common stock was calculated. Thereafter, the respective equity ownership positions were negotiated. SVI has continued the operations of TWG as a wholly owned operating subsidiary.

Pursuant to the Merger Agreement, the Company entered into an agreement with Atlantic International Capital Holdings Ltd., a Bermudan corporation ("AICH"), with the objective of performing two tasks. First, AICH was to identify an acquisition candidate and secondly, AICH was to arrange for funding for the Company. Pursuant to that agreement, AICH identified SVI as an acquisition vehicle and assisted the Company in structuring and concluding the reverse acquisition, including assisting the Company in seeking financing of $3,660,000 through the sale of the Company's common stock utilizing private placements. As a condition of the Merger Agreement with AICH, 600,000 shares of the Company's common stock were issued to AICH as performance shares for arranging future financing to fund the Company's operating needs. These performance shares were subject to a lockup agreement signed by AICH whereby shares were to be released from the lockup agreement in proportion to the funds raised by AICH, subject to a minimum of $1 million.

AICH did not raise the required funding within the prescribed time and management informally extended the agreement until June 30, 2000. However, on May 10, 2000, the Company entered into a Deed of Release with AICH, whereby AICH was formally relinquished from its previous commitment of raising funds. At the date of the Deed of Release, AICH had only raised $750,000 and thus fell short of the $1 million minimum funding level to qualify for performance shares. Per the terms of the Deed of Release, AICH could convert the outstanding debt evidenced by a promissory note issued to AICH in July 1999 to equity in order to satisfy the minimum funding threshold. As a result, AICH was issued 100,000 shares at $2.50 per share. Subject to the conditions governing the amount of performance shares to be released from the restrictions set forth in the lock up agreement, AICH qualified for the release of 40,984 free trading shares as a result of capital raising undertaken prior to the date of the lock up agreement,

123,079 free trading shares as a result of raising $750,000 and 41,027 free trading shares as a result of the additional $250,000 resulting from the debt to equity conversion. Thus, AICH qualified for a total of 205,090 free trading performance shares, leaving 394,910 shares out of the 600,000 to be canceled. However, AICH was in possession of only 300,000 shares and pursuant to the terms of the Deed of Release, AICH agreed to pay the Company an amount equal to the number of those share not available for cancellation (94,910 shares) multiplied by $2.50 per share. This amount of $237,275 has been set off against the promissory note issued to AICH in July 1999. The Company has subsequently canceled the 300,000 performance shares returned by AICH.

The Company is primarily engaged in two major business segments: Voice and Data and electronic messaging. The Company's Voice and Data segment (hereinafter referred to as the "Voice & Data Division") is a value-add distributor of communication systems and data applications for financial traders and emergency services operations. The Company's electronic messaging segment (hereinafter referred to as the "Flexifax Division") provides customers with a global enhanced fax and email broadcast services originating from the customers' desktop personal computer ("PC"), or the internet. The enhanced fax and email broadcast service allows clients to prepare documents for distribution and send them directly from their PC to the Flexifax network for distribution worldwide. Clients dial into the Flexifax service using a modem or via the Web interface. The Company specializes in large scale messaging or "Broadcast" distribution whereby the same document(s) is sent to multiple recipients. Once the document(s), together with the fax numbers and email addresses of the recipients have been received by Flexifax they are distributed by Flexifax via various carriers to the recipients anywhere in the world.

The Company presently operates through eight subsidiaries incorporated under the laws of New South Wales, Australia and Singapore, with 55 employees, including 50 full-time employees as at June 30, 2000. One of the eight subsidiaries of the acquired TWG is a wholly owned subsidiary called Trade Wind Marketing Pty Ltd ("TWM"), a New South Wales, Australian corporation. The Company's above-described operating divisions operate under TWM using the tradename of 'Flexifax Global Services' and `Trade Center Products'. The Company's principal office is located in Sydney, Australia. The Company's assets consist of office equipment, leasehold improvements and the value of its on-going business operations.

With all of the Company's operations being foreign, management of the Company has considered reorganizing the Company to a foreign jurisdiction in order to more efficiently and cost-effectively manage the Company's operations. Further, as the Company's operations are predominately centered in Australia, management believes that upon reorganization offshore the Company would be better able to avail itself to foreign financing. Management has considered an exchange offer proposal from its major shareholder, TWC, whereby the Company would become a wholly owned subsidiary of TWC and TWC would then merge the Company into a newly created subsidiary located in Bermuda. Under this proposal, TWC would become the successor issuer to the Company (pursuant to Rule 12g-3(a) and (f) of the Securities Exchange Act of 1934, as amended) providing the shareholders with the continued benefit of the Company's present reporting status through TWC, as well as TWC's existing listing on the Canadian Ventures Exchange. The Company would also then become reorganized under the laws of Bermuda which will allow management to more efficiently and cost effectively manage the Company and seek to raise funds in Australia and Canada where the Company and TWC's reputation is better known. The Board of Directors have approved the exchange offer upon determining the offer would be in the best interest of the Company and accordingly will present the matter for a vote to the shareholders at a special meeting to be held no later than November 7, 2000. Specifically, TWC proposes to exchange 1.754880714 of its shares for each outstanding share of common stock of the Company on the record date of October 5, 2000 pursuant to the terms of an Arrangement Agreement and in accordance with Section 99 of the Bermuda Companies Act and the Idaho General Business Corporations Laws.

OVERVIEW

FLEXIFAX DIVISION

Flexifax Global Services ("Flexifax") was initially started about 6 years ago when the Company saw the growing need for sending information by fax efficiently to multiple destinations. It was envisaged that the world would be sending their messages from the desktop rather than from the fax machine. Thus all future development would be based on the digital environment of the desktop. The Company purchased a software application utilizing a Tandem Computer and enhanced its functionality and efficiency. The Company then gradually established a global network with remote nodes, which are industrial PC's with fax cards, in international centers such as London, New York, Hong Kong, Tokyo, Singapore, Wellington, Auckland and most of the major cities in Australia. Presently the Company has outsourced the international portion of its networking function to Premiere Information Systems Pty Limited ("Premiere"), a subsidiary of Premiere Technologies Inc., a communications company based in Atlanta, Georgia, in order to reduce the high costs of maintaining such a network for its own use.

Product and Market Evolution

FlexiFax today is a digital fax and email broadcasting service which distributes a document from a user's desktop to potentially thousands of recipients' fax machines and/or PCs and earns revenue based on a fee per minute or fee per page basis. The software enables stand-alone or networked PC users to connect to the network for fast transmission to worldwide recipients. The Division is constantly committed to providing value add services to its customers and has addressed this by focusing on product differentiation. The Division has introduced two new products during the fiscal year and plans to offer a new specialized email service in the second quarter of the forthcoming fiscal year. The service offers a number of key features:

o    Broadcast directly from the desktop.
o    Minimum online sending time.
o    Fine print definition due to transmission of document in digital format.
o    Flexible and secure list database management.
o    Web browser connection
o    File attachment

The growth of fax, and especially IP fax (see below) continues and the potential for broadcast fax in the business-to-business area is a long way from being fully realized.

The Company's Gateway technology has allowed its delivery infrastructure to be modified so that it may interface with more than one network at a time. For example, it allows for e-mail traffic to be delivered to a high speed internet service, while passing off fax traffic to the Premiere network. The development of the Gateway technology has provided the following benefits: it has streamlined the ability of the Flexifax clients to send the same document to a mixture of e-mail and fax addresses in the same broadcast; it unlocked Flexifax's dependence on a customized network controlled by a mainframe computer; and it has enabled rapid development of product enhancements and the easy and sophisticated handling of different file formats, such as "tif" for fax transmission or attachments and "pdf" for email attachments within the same document for broadcast. The Web page technology is a web user interface that allows clients to send lists and documents to FlexiFax via the internet for broadcast. The Gateway technology will be further enhanced in order to meet the objective of facilitating delivery to a wide range of delivery platforms.

The use of email and other forms of Internet-based messaging are also growing at an even greater rate. These methods are complementary to, rather than competitive with, fax broadcasts as each are suited to particular tasks. Accordingly, FlexiFax now offers the capability of broadcasts that combine fax and email addresses, with the added option of Web-browser access to its network, leaving the choice of method to the senders, based on their customers' preferences. The next stage of the Company's evolution is to provide a high degree of specialist value added services across all messaging technologies and become involved in the growth of technologies, such as e-mail marketing and e-commerce, where messaging forms an essential part of the service.

Products and services currently offered are:

o    Flexefax

     Fax and email broadcasting solutions designed for government and corporate communications. This allows the targeting of hundreds or thousands of destinations instantly.

o    Flexemedia (launched July 1999)

     This service caters to companies issuing press releases to a number of specific media editors or similar services. The Division has developed and is maintaining a number lists on such editors in a centralized database and has determined the preferred format editors desire to receive releases (by fax, email or both). These lists are subdivided by media type (e.g. press, radio, TV etc.). The client sending the press release can therefore choose the type of media distribution they desire to target.

o    Flexedirect (launched fourth quarter)

     Cost effective solutions for delivery of documents, invoices, statements, newsletters and other bulky personalized communications. This service serves as an efficient, cost effective alternative to direct mail.

The Division will be launching a specialized email service in the second fiscal quarter of the forthcoming year. This service will facilitate specialized email delivery and permission based email marketing campaigns. Each campaign will allow the client to segment the customer base, offer truly personalized messaging and content to each recipient and provide full tracking and reporting for follow up and cross and up-selling.

Market Segmentation

The large potential of the total broadcast market arises from the very large number of PC's and fax machines installed throughout the world. Industry estimates vary from 60 million to 100 million fax devices installed world wide all capable of receiving fax messages from each other. The potential is also aided from innovation and added value that message broadcasting brings to organizations using more conventional delivery methods (postal mail outs, newspaper advertisements etc).

Users of broadcast messaging include, but are not limited to:

o    Banks, Securities Houses and Brokers
o    Public Relations and Marketing Companies
o    Wholesale Distributors (e.g. Computer Products, Books, Records, Food)
o    Life Insurance and Superannuation  Companies *
o    Shipping and Freight Forwarders
o    Professional Services Organizations
o    Professional Associations
o    Political and Lobby Organizations
o    Government and near-Government Organizations

     * Superannuation companies serve as externally managed investment or fund vehicles of employees' retirement contributions similar to the role of defined contribution plans.

Growth Record

FlexiFax has increased its volume of delivered fax minutes from 280,000 in 1995 to 20,2 million per annum for the year ended June 30, 2000.

Strategy for Future Growth

The Company recognizes that for strong growth in the future it has to re-position itself into the broad-based electronic messaging market and focus on specific services and market channels to provide value added services. The Company has identified the need to move from its reliance on faxing technology and its use of a fax only global network in order to share more in the high growth in the Internet and new forms of messaging technology. The first step has been the strategic alliance with Premiere, whereby Flexifax has outsourced the delivery of its international fax traffic to the Premiere network.

The Company's management plans to further achieve its aims by aligning the Company with, and leveraging off, larger industry players or recognized leaders in their field, and then provide specialist added value messaging services to such players/leaders, and their customers, in addition to providing such benefits to the Company's own customers. This will involve partnerships, strategic alliances or even joint ventures, with other technology companies or service providers and may involve alternative methods of global traffic distribution and a change in the Company's customer profile.

By re-positioning in this way the Company can seize opportunities that may present themselves to move into yet other growth areas, such as e-commerce, unified messaging, m-commerce or other growing markets. This is where the Company can take advantage of the fact that messaging technology has to be included as an essential part of the business. The Company's growing position in call centers is expected to open up new opportunities for electronic messaging, universal messaging, messaging/e-mail outsourcing and e-commerce.

VOICE AND DATA DIVISION

The Voice and Data Division is a leading systems integrator and distributor of data and communications applications in Australia and New Zealand, providing effective solutions to the critical needs of clients across many sectors. This is evidenced by the dominant market position held in the Australian dealing room market, as the Company has installed more systems consisting of more positions (each trader occupies a position) than any of its industry competitors and is based on its own internal research. A dealing room consists of dedicated voice systems, which are specially designed and developed, highly reliable voice switching systems capable of handling multiple simultaneous calls, for financial traders. The Division has established market leadership in 'instant-access' or 'turret' voice systems in many of these key areas in Australia, with over 50% market share in the Australian financial markets, and approximately 80% in emergency services - (these figures are based upon internal research). This is in addition to a steadily growing market share of the broader 'command-control' sector including airlines, utilities, defense and other areas of government. A dealing room is made up of specially designed, highly reliable, voice switching systems able to handle multiple simultaneous calls to/from the financial traders.

This Division has maintained operating profits since its establishment more than 13 years ago. The Company plans to expand its opportunities in the Voice and Data Division through the call center market and related applications. Call centers are growing in Australia and Asia at an annual rate of 25% (source: New South Wales Government report) and there is increasing demand for more sophisticated and cost-effective technology. This Division is ideally situated to capitalize on this growing trend with a range of world-class products. The Company has entered into a distributor agreement with IPC Information Systems ("IPC"), a New York corporation (NASDAQ: IPI) which is involved in the delivery of integrated multimedia communications solutions to the financial trading industry, to distribute IPC Turret systems in Australia. This relationship has done extremely well and is expected to continue to produce good results. This relationship complements the Voice and Data Division call center operations that supply Rockwell Electronic Commerce ("Rockwell") with solutions and related activities to handle the continuing convergence between dealing room operations and call center operations. Rockwell is a subsidiary of Rockwell International (NYSE: ROK), a global electronics company with operations in industrial automation, avionics and communications, and electronic commerce.

The Division is also looking to significantly expand its presence in the quality monitoring and e-learning environment, as systems integrator for Witness Systems Inc (NasdaqNM: WITS).

As a leading systems integrator and distributor of data and communications applications in Australia and New Zealand, this Division provides effective solutions to the following cross sectors: stock and futures exchanges, financial institutions, emergency service providers, government agencies, airlines, public utilities, industrial companies and hospitals. This Division maintains a dominant position in the financial, commercial, government and emergency services markets as a specialist provider of leading edge communications products, systems integration and turnkey solutions.

The Voice and Data Division integrates and supplies outstanding products from the following vendors, for use by its clients, including:

o IPC - digital dealer board ("turret") systems (previously the Company supplied V Band turret systems. V Band Corporation, ("V Band"), a New Jersey corporation was recently acquired by IPC and the Company has been appointed as an Australian distributor for IPC).
o    Multitone - paging, wide-area call-out systems, DECT cordless PABX
o    CSK Software - Slingshot real-time data delivery via Internet/Intranets
o    Rockwell - ACD and Call Center Solutions
o    Pipkins Inc, - 'Maxima Advantage' Workforce Management software
o    Witness - Quality Monitoring systems
o    Trans-Lux - electronic display systems
o    Dictaphone - loggers

In addition, the Voice and Data Division has also developed certain products and applications for the dealing room market which were previously supplied to V Band. These include full duplex, multi-channel open microphone systems for use on V Band systems, speaker systems specifically designed for dealing rooms, radio interfaces for emergency services integrated into V Band systems and programmable modules for an allocation in the software and specific telephones lines and other types of development lines programmed as part of the Company's systems installation using V Band products and others.

The Division grew out of supplying voice turret systems to the financial market. Over the past number of years it has added products to its offerings to suit the markets addressed.

Major Project Installations.

Among the major project installations secured by the Company in the last year were as follows (none of these installations represents a large percentage of the Company's business for accounting purposes, except for one):

o    Vodafone - Call Center Workforce Management System
o Emergency Services and Fire Brigade Services - digital voice communication and call-out systems with multi-location networking, paging and computer-aided dispatch (CAD) systems integration.
o    American Express - Call Center Quality Monitoring System
o    Cooma Manaro Shire - Call Center ACD system
o    JB Were - Voice Turret system
o    Royal Bank of Canada - Voice Turret system
o    NSW Treasury Corp - Voice Turret system
o    State Street Bank - Voice Turret system.
o    Westpac Banking Corporation - Voice Turret system

These project installations involve a systems integration process, whereby a turnkey solution is implemented. The solution involves the configuration and specification, assembly, installation and maintenance of certain voice and data telecommunications equipment, components and accessories. The average length of time to execute these projects is between four to six weeks, depending on the size of the installation. The projects are normally invoiced in stages, at the order, installation and acceptance stage.

The Future in Call Centers

The Company began its operations in this division in 1987 with a core product distributed from V Band, which recently filed for protection under Chapter 11 of the US Bankruptcy Code. V Band was acquired by its major competitor, IPC. The Company and IPC have entered into a non-exclusive distributorship agreement naming the Company as an Australian distributor for IPC products.

The Company recognized, over three years ago, that it had to diversify out of the financial market for voice turrets as the financial market was consolidating. The market chosen to diversify into was the call center market. Call Centers are evolving into versatile 'customer interaction centers' facilitating contact by telephone, email, fax or a Web browser. The Voice & Data Division is targeting this stage of development (which will also offer messaging opportunities to FlexiFax Division). The new generation of call centers provides opportunities for sales of new systems and change-outs of older technology.

Call centers used to refer mainly to communications cost centers dealing with large volumes of inbound calls organized around Automatic Call Distribution
(ACD) or 'queuing systems'. More recently the concept has been extended to include varying mixes of outbound as well as inbound call handling - but call centers are still viewed largely as systems for bulk-processing of telephone traffic. However, business and government organizations need a variety of systems to communicate with clients, employees, business partners and the public and call centers are now evolving into 'customer interaction centers', facilitating contact by telephone, email, fax or a Web browser.

Call centers can operate independently of the location of their customers, even across international borders, and Australia is capitalizing on that flexibility. Regional and international call centers are being installed in Australia because of its lower staffing and establishment costs and multi-lingual workforce. According to New South Wales Government Reports, the call center market in Australia is growing at the rate of around 25% per annum. An estimated 550 call centers are now operating in Australia, employing approximately 50,000 people with an annual expenditure of $1.2 billion. A market study by Price Waterhouse/ACA estimated the growth of this market in Australia at 20% annually. Other sources, such as the New South Wales Department of State & Regional

Development, put this growth at 25%. According to their 1998 report, the greater Sydney area is home to half the international call centers operating in the Asia Pacific region.

Call centers serve the whole spectrum of industry, finance, transport, utilities and government and the division has begun to extend its traditional focus on financial and emergency services to a much larger market.

The growth and expansion of this industry has led to a need for products and services by call centers providing assistance and/or solutions to their strained and growing operations. By providing such products, the Company, can solicit any client or potential client with such product offerings, even though that client may be using competitors equipment. As a result of the Company's targeting initiative the Division now represents (together with other distributors in many cases) Rockwell Electronic Commerce (Call Centers), Dictaphone (Loggers), Witness Systems Inc (Quality monitoring and e-learning systems), Trans-lux Corporation (electronic displays), Pipkins Inc. (workforce management software) and others.

OPERATIONAL CONCERNS

International Operations. As the Company's operations are internationally based,
------------------------
such operations are subject to numerous inherent risks beyond the Company's control, including political and economic conditions affecting the countries of operation. The Company's international business activities may include difficulties in staffing and managing international operations, currency fluctuations and currency management issues, difficulties in collecting accounts receivable, imposition of public sector controls, trade and tariffs restrictions, price or exchange controls, limitations on repatriation of earnings, longer payment cycles, political and economic instability, seasonal fluctuations in business activity during the summer months, foreign tax consequences and the burdens of complying with a wide variety of foreign laws and regulations.

The Company's revenues from countries other than Australia represent less than 10% of its revenue. The Company presently is not faced with any significant operational risks, including regulatory compliance risks, from other countries in which it operates than Australia. However, as the Company's revenue derived from such countries continues to grow, the Company may experience increased risk due to the above factors.

The Company conducts most of its business outside the US and thus most of its expenses and revenues, if not all, are derived in foreign currencies. Thus, the Company may experience a material loss due to fluctuations in foreign currencies. The Company typically denominate foreign transactions in foreign currency and have not regularly engaged in hedging transactions.

Suppliers/Service Providers.
---------------------------

Dependence on Key Suppliers -Should any of the Company's key suppliers experience difficulty in providing product in a timely manner, this could adversely effect the Company's revenues and reputation in the market. Additionally, the failure on the part of these suppliers to develop and manufacture or supply new or enhanced products or software that meet or anticipate technological changes on a timely and cost-competitive basis could have a materially adverse effect on the Company's financial condition and results of operations. Key suppliers are:

IPC - Non-exclusive distribution agreement dated August 30, 1999 for Australia for an initial term of two years, with automatic extension thereafter, unless terminated in writing upon giving 60 days notice. A performance criterion of $2 million in sales per year is required under the contract. If this is not achieved, IPC may terminate the agreement upon written notice.

Premiere - Exclusive agreement dated December 2, 1999 with Premiere to carry all the fax broadcast traffic for a period of 12 - 24 months subject to service and pricing criteria. This agreement is automatically renewed subject to a six (6) month cancellation notice by either party.

Witness - Non-exclusive distribution agreement dated May 6, 1999 for Australia for an initial three year period. Thereafter it may be renewed for successive one year periods by mutual agreement. Termination upon giving 60 days notice or on breach of contract. Performance criteria of $500,000,$1,000,000 and $1,500,000 in years 1,2 and 3 respectively.

Pipkins - Non-exclusive distribution agreement for Australia is in the process of being finalized and the Company and Pipkins continue to operate and conduct business in the same manner based on a purchase order basis.

Rockwell - Non-exclusive distribution agreement dated April 30, 1999 for Australia for an initial term of one year, with extension by written amendment. Termination upon giving 90 days notice or on breach of contract. The Company and Rockwell are presently finalizing a written amendment to extend the agreement.

Trans-lux - No contract in place. Has been operating on a purchase order basis for in excess of seven years.

Trend Micro - An agreement dated February 21, 2000 with Trend Micro to supply up to date virus scanning software on the FlexiFax Gateway for an initial period of two years with automatic extension. Termination upon giving 60 days notice.

Agreement with IPC - For the year ended June 30, 2000, sales of the IPC products accounted for 47% of the sales of the Voice and Data Division. IPC, a previous competitor to V Band, has acquired V Band and the Company has been appointed the Australian distributor of IPC products. Under the new distributorship arrangement with IPC, margins on sales and costs to support these systems are similar to those of supporting V Band products.

No Long-term Contracts - The Company does not typically have or utilize long-term contractual agreements with its clients, suppliers or vendors and thus such may not continue to transact business with the Company in the future if competitors develop products and services that are more sophisticated, efficient and cost effective, or our technological advances are not timely and responsive to our clients individual needs or our products become obsolete. The information and telecommunications service market continually attracts new competitors and technologies which may offer or provide more sophisticated, efficient and cost effective products and services which would have a material adverse effect upon the Company's business, financial condition and operations.

Reliance on third parties - A substantial portion of the Company's total revenues are derived from the sale of products manufactured by third parties and the provision of professional services in connection with the sale and maintenance of such products. As a result, any factor adversely affecting such distribution rights or services would have a material adverse effect on the Company's business and results of operations.

Regulations.
-----------

Enforcement of Civil Claims - The Company was incorporated under the laws of Idaho, while the operating entities are based in Australia. Certain of its directors and all of its officers reside, and all of its assets are located, outside of the United States. It may not be possible for investors to effect service of process within the United States upon the directors and officers of the Company. It may also not be possible to enforce judgments obtained in United States courts predicated upon the civil liability provisions of applicable securities laws of the United States against the Company or its directors and officers.

Change in government policies - A deterioration in economic conditions in countries where the Company carries on business or other factors could result in a change in government policies which may materially affect the Company's financial position and results of operations.

Regulation of the telecommunications industry - The telecommunications industry is subject to regulatory control. Any amendments to current regulations could have a material adverse effect on the Company's business, results of operations and prospects.

Deregulation of the Australian Telecommunications Industry - On July 1, 1997 the Australian Telecommunications Industry deregulated. Until late 1999, only national and international calls were allowed to be offered by licensed carriers. Since deregulation new and emerging carriers have been taking market share away from the incumbent, Telstra Corporation Limited. This is evidenced by Telstra's retail market share of the national and international call market being forecast at below 50% in 1999, as compared to 74% in 1994 (Source:Telstra/Austel). As a result, fax broadcast revenues and margins per minute are expected to continually reduce in order to secure market share and customer base, as existing and new competitors continue to increase market share through cost leadership strategies, as a result of reduced carriage costs.

Regulation of broadcast faxing and emailing - In recent years, legislation has been enacted in the United States, Europe, Australia and other countries restricting fax or Email broadcasting especially by businesses to private numbers/addresses. Similar restrictions are starting to appear governing business-to-business fax broadcasting and this may have an adverse affect on the Company's business and results. Current trends in regulation of electronic messaging are that messages should only be sent to those that want the information in the message or have "opted in" to receive specific types of information from time to time. The Company is not aware if the Company's customers have obtained 'opt in' status from the recipients to whom they intend to send their messages.

Competition and Competitive Business Conditions.
-----------------------------------------------

Competition - The Company's Voice and Data Division operates in a highly competitive environment. The markets in which the Company operates are comprised of a substantial number of global and regional competitors, many of which have greater financial, engineering, manufacturing and other resources than the Company. Competing with such companies will require continued investment by the Company in engineering, research and development, marketing and customer service and support. Future profitability will depend upon broader market penetration that the Company has yet to secure. The fax broadcast and messaging industry is intensely competitive and served by a wide range of companies, including major telephone service providers, ISPs in developed countries and other companies specializing in providing fax services. Many of these companies have significantly greater financial resources and reach than the Company and extensive established networks. Typically, FlexiFax does not have long-term contractual agreements with its clients and there can be no assurance that its clients will continue to transact business with the Company in the future. In addition, there can be no assurance that clients will not elect to use alternatives to FlexiFax's fax or messaging communications services, such as the Internet, to carry such communications or that companies offering such alternatives will not develop product features or pricing policies which are more attractive to clients than those offered by the Company. Such competition companies may also invite partnering or joint venture arrangements with the Company in one country under a mutual agreement but still remain a strong competitor to the Company in others. This could require the Company to adapt or change out its technology to achieve such partnering or joint venture relationships.

Uncertainty of Strategic Relationships - The Company plans to enter into strategic relationships or partnerships in order to enable the Company to offer its products and services to a larger customer base and on more economies of scale. The Company's success depends in part on the success of these relationships and the ability of these strategic partners to market and supply the Company's products and services. Failure of one or more of these strategic relationships or partners to successfully develop and sustain a market for our services or the termination of one or more of these strategic relationships could hinder the Company's ability to increase sales and revenue. Additionally, our strategic partners may not view their relationship with the Company as significant to their business and thus any reassessment of their commitment to the relationship could have a material adverse effect on the Company. The ability of our strategic partners to incorporate our products and services into their product and services now and in the future will require the Company to respond timely with new products and services as technological advances are made. If the Company fails to enhance or create new products and services in response to technological changes such could result in the Company's strategic partners terminating their relationship or seeking alternative providers.

Further, the telecommunications industry is experiencing rapid consolidation. Consolidation within the industry, including consolidations of the Company's clients and strategic partners, could have a material adverse effect on the Company's business, financial condition and operations.

Uncertainty of Market Acceptance - The Company's future success depends upon the market acceptance of its existing and future computer product lines and services integrating the functionality of the telephone and the computer. This will require the market to accept a new way of exchanging and transmitting information, which will most likely depend upon several factors, including ease of use, price, reliability, access and quality of the service, system security and the products functionality. A decline in the demand for, or the failure to achieve broad market acceptance of the Company's product lines and services would have a material adverse effect on the Company's business, financial condition and operations.

The Company believe that its future success is also dependent in part upon its ability to route more of its client traffic through the Internet and expand its base of Internet capable nodes. Thus, the Company is dependent upon the viability of the Internet as a medium for the transmission of documents. The Company relies upon third party ISP providers for access to the Internet through Internet capable nodes at varying prices. There can be no assurance that the current pricing structure for the Company's access and use of the Internet will not adversely change. If the Internet proves to be an impractical or unreliable medium for transmission of documents or material capacity constraints develop, the Company's business, financial condition and operations may be adversely affected.

Reliance on computer and communications systems - The Company's business is highly dependent on its computer and telecommunications systems and those of others, such as Premiere, for the operation and quality of service of the

FlexiFax system. The temporary or permanent loss of all or a portion of any system, for whatever reason, could have a materially adverse effect on the Company's business, financial condition and results of operations.

Dependence on Telephone Services - In broadcasting faxes or other messaging technologies, FlexiFax is highly dependent on telephone service provided by local and long distance telephone companies in countries throughout the world. The quality and availability of telephone service varies and in some areas is limited. Any significant interruption in telephone service could adversely affect the Company. Rate increases imposed by telephone companies where FlexiFax operates nodes will increase the Company's tariffs from Premiere and could adversely affect its financial condition and results of operations. There can be no assurance that an act of sabotage, technical failure, natural disaster or similar event would not cause the failure of a telephone network, other portions of the network or one of the switching facilities as a whole, resulting in the interruption of the Company's services. Such an interruption of service could have a material adverse impact on the Company's business, financial condition and operations.

Dependence on Internet Service Providers (ISPs) - In using the Internet as a receiving, transport or delivery mechanism for its messages, the service is highly dependent on the performance of ISPs throughout the world. As message traffic can be handed off from ISP to ISP beyond the control of the Company, any resultant traffic loss, failure or poor performance by any ISP in the chain could have a detrimental effect upon the service level and performance of the Company's service. This in turn could effect the Company's clients who may then opt not to use the service. Although the Company will always try to use reliable ISPs there can be no assurance that such performance problems will not occur.

Dependence on key customers - FlexiFax derives a significant portion of its revenues from a relatively small number of customers and there and there is no assurance that such customers will continue to provide the same levels of revenue in the future.

Concentration of Clients in the Financial Services Industry - Historically, a significant portion of the Company's revenues have been derived from sales to clients in the financial services industry. If the financial services industry suffers an economic downturn, it is likely that the Company would experience a decline in revenues, which could have a materially adverse effect on the Company's financial condition and results of operations. During the year ended June 30, 2000, a voice dealing system was installed generating in excess of 10% of the total revenues of the Company for the year.

Technology.
----------

Lack of Patentable Technology - The Company owns no patentable technology. None of the Company's distributorship agreements provide the Company with exclusive proprietary technology and there can be no assurance that the Company will be able to sustain a competitive advantage against other firms with access to the same technology.

Dependence on unpatented proprietary know-how - Unlike certain of its competitors, FlexiFax relies on unpatented proprietary know-how. This know-how, or in house knowledge concerning the underlying concepts and operational methods of its technology cannot be patented. While the Company employs various methods to protect its know-how, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how, obtain access thereto or develop a more efficient system.

Technology Risk - The market for the Company's products and services is
---------------
characterized by rapidly changing technology, frequent new product introductions, evolving industry standards and evolving methods of building and operating communications systems. The Company's ability to compete effectively is dependent upon its ongoing significant investment in software development and telecommunications technology by continuing to enhance its current services, and develop and introduce new services and products in a timely fashion. There can be no assurance that the Company will be successful in anticipating or adapting to technological changes or in selecting and developing new and enhanced technology on a timely basis. Future technological advances in the continually changing telecommunications industry may result in the availability of new services, products or methods of electronic document delivery that could compete with the document distribution services currently provided by FlexiFax. Moreover, decreases in the cost of existing products or services could enable the Company's current or potential clients to fulfill their own needs for electronic document distribution services more cost efficiently than through the use of the Company's services. The Company could be adversely affected in the event of such technological change, or if such changes in technology enable additional companies to offer services which could replace some or all of the services presently offered by FlexiFax.

COMPETITION

The Company's competition is very strong and consists of large carriers, ISPs as well as new start up industries. For the Flexifax Division such competitors include PTEK Holdings (incorporating Xpedite), NetMoves (formally FaxSav), Newsnet.com, AAPT or other carriers and ISPs, in addition to some large media companies distributing news releases, and some start-up companies offering "free" fax services. The competitors for Voice and Data include British Telecom, Lucent Technologies, Nice, Blue Pumpkin, Hanson, NEC, Nortel and any Company offering call center services, products or solutions.

ITEM 2.   DESCRIPTION OF PROPERTY

All Company property is leased. The Company currently operates from the following offices:

--------------------- ----------------------------------- -------------------------- -------------
Australia,  Sydney    27th floor Grosvenor Place          Head Office address for    Lease
                      225 George Street Sydney            all companies of Trade     expires on
                      NSW 2000   Australia                Wind Communications        31 July 2001
                                                          Limited.
                                                          FlexiFax Sydney.
--------------------- ----------------------------------- -------------------------- -------------
Australia,  Sydney    210 George Street                   Voice and Data Sydney      Lease
                      NSW 2000 Australia                  address                    expires on
                                                                                     30 June 2002
--------------------- ----------------------------------- -------------------------- -------------
Australia,            Level 7, Royal Insurance Building   Flexifax Melbourne         Monthly
Melbourne             440 Collins Street                  Voice & Data Melbourne     tenancy
                      Melbourne Victoria 3000
--------------------- ----------------------------------- -------------------------- -------------

Property occupied is currently adequate for the Company's needs.

ITEM 3.   LEGAL PROCEEDINGS.

There is no material litigation pending or threatened by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to security holders for a vote. The Board of Directors will present a matter to vote to the shareholders concerning the proposed exchange offer made by its majority shareholder, TWC, during the second quarter of this fiscal year. The Board will call a special meeting of shareholders to be held no later than November 7, 2000 regarding this matter.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is presently quoted in the pink sheets. The Company's common stock commenced trading on the "Over-the-Counter Bulletin Board" in April 1999 at $3.00 per share under the symbol of "FLXM". Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

--------------------------------- --------------------- -----------------------
                                       High Bid                Low Bid
                                       --------                -------
--------------------------------- --------------------- -----------------------
Qtr ended June 30, 1999                   4.50                   3.00
--------------------------------- --------------------- -----------------------
Qtr ended September 30, 1999             3.375                   2.00
--------------------------------- --------------------- -----------------------
Qtr ended December 31, 1999              6.4375                  1.25
--------------------------------- --------------------- -----------------------
Qtr ended March 31, 2000*                6.6875                 3.125
--------------------------------- --------------------- -----------------------
Qtr ended June 30, 2000*                 3.375                   .55
--------------------------------- --------------------- -----------------------
     *as provided by Pink Sheets LLC

As of April 2000, the Company was delisted from the Over-the-Counter Bulletin Board. The Company will not be able to relist and trade on the Over-the-Counter Bulletin Board until it is granted clearance from the Securities and Exchange Commission on its Registration Statement on Form 10-SB.

There are approximately 31 holders of the Company's common stock. From 1970 to 1984 the Company issued its common stock to various independent contractors and employees for their services. Presently there are 10,200,000 shares of the Company's common stock outstanding with 20,000,000 common stock authorized. All of the issued and outstanding stock of the Company was issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

The Company has not paid any dividends to date and has no plans to do so in the immediate future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

The core elements of the Company's business are messaging and communications represented by the Company's two operating divisions, FlexiFax and Voice & Data. The Company offers a range of quality products and solutions in both of these markets. The expansion of digital messaging is particularly strong and the FlexiFax Division is rapidly broadening its offerings to meet customer demand. Similarly, in the systems market, the convergence of computer technology with telecommunications infrastructures has created a demand for ever-increasing functionality. The Voice & Data Division markets a range of products designed to take advantage of some of these opportunities within its targeted niches of financial trading, command/control centers and call centers.

In connection with their report on our consolidated financial statements for the years ended June 30, 2000 and 1999, BDO Nelson Parkhill, our independent auditors, raised substantial doubt about our ability to continue as a going concern because of recurring losses from operations and a net working capital deficiency. See Note 1c to the Consolidated Financial Statements as well as the section on Liquidity and Capital Resources, below, for discussion.

Plan of Operations

Management has established the following objectives for the Company over the next 12 months:

1. Continue to reposition the Company into a more broad based and value added messaging service and away from its heavy reliance on fax distribution using its proprietary network. The ongoing focus will be on providing delivery capability to a wide variety of delivery platforms, especially new messaging delivery platforms, such as WAP (wireless application protocol) etc.

2. Identify m-commerce and e-commerce opportunities complementary to the messaging basis of the Company. These opportunities are currently under active consideration and will initially be financed in house. The actual costs will only be known after a project research and feasibility study is completed. This is expected to be completed by the end of the forthcoming third fiscal quarter.

3. Seek Acquisition, Partnering or Joint Venture opportunities, which will be complementary to the future messaging strategy and provide opportunities for growth.

4. Expand or identify opportunities to service new areas of the market. The first of these opportunities has been addressed by the specialized email delivery service that will be launched in the forthcoming second fiscal quarter.

5. Upgrade the existing delivery engine to be compatible with the latest technological trends to facilitate data interchange with current and future messaging technologies.

6. Expand the Company's Voice and Data business and product range. Due to the consolidation in the financial dealing room market the emphasis will be changed from turret systems to call centers and their applications.

Most of the Company's objectives will involve minimal capital expenditure, with the exception of any acquisitions that the Company may pursue. These will be funded by the issue of shares or by cash raised from the investment community.

As a result of the reverse acquisition of TWG by the Company in February 1999, the historical financial information and financial statements presented herein are those of TWG, the accounting acquirer and predecessor of the Company. Thus, the financial position and results of operation of the Company were recorded in Australian dollars, the functional currency, and have been converted to US dollars.

RESULTS OF OPERATIONS AND FINANCIAL POSITION FOR FISCAL YEARS ENDING JUNE 30, 2000 AND 1999

The financial position and results of operations of the Company for the years ended June 30, 2000 and 1999 are determined using the Australian dollar as the functional currency. Assets and liabilities are translated at the exchange rate in effect at each period end. Amounts on the statement of loss and comprehensive loss are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the comprehensive income account in shareholders' equity. The gains and losses from foreign currency transactions are included in net loss. The Australian and United States dollar exchange rates at the balance sheet date and the average exchange rates for each year under review were as follows for $1 Australian:

June 30, 2000                               0.5995
July 1, 1999 - June 30, 2000                0.6280
June 30, 1999                               0.6565
July 1, 1998 - June 30, 1999                0.6273
June 30, 1998                               0.5980
July 1, 1997 - June 30, 1998                0.6710
June 30, 1997                               0.7440

Management considers that there are no potential inflation issues affecting the Company's business. The Company does not currently have any currency rate hedges in place.

Management's discussion and analysis of operations for all periods are on the converted US dollar figures. References have been made to certain figures before taking into account the effect of the foreign currency translation adjustment where necessary.

COMBINED RESULTS OF OPERATIONS

Combined revenues increased by 17% to $10,945,636 for the year ended June 30, 2000, compared to $9,108,219 for the year ended June 30, 1999. Cost of sales increased to $6,272,211, up from $4,835,707 in the prior year. Cost of sales as a percentage of revenue was 57%, up from 53% in the corresponding period. Total operating expenses before reorganization costs decreased 3% to $5,560,973 from $5,713,499 in the prior year. Total operating expenses after reorganization costs increased 12% to $6,376,686 from $5,713,499 in the prior year. A net loss before reorganization costs for the year ended June 30, 2000 of $943,813 was reported, which represented a 54% improvement from the net loss reported for the year ended June 30, 1999 of $2,037,411. A net loss after reorganization costs for the year ended June 30, 2000 of $1,759,526 was reported, which was a 14% improvement from the net loss reported for the year ended June 30, 1999 of $2,037,411.

A detailed explanation of the results by operating division follows.

FLEXIFAX DIVISION

Revenues. FlexiFax revenue increased 5% to $3,627,309 for the year ended June 30, 2000 from $3,447,030 for the year ended June 30, 1999. Revenue increased as a result of a stronger focus being placed on account management as well as on product differentiation and branding. During the year, two new products were launched: Flexemedia - a value add delivery service for the dissemination of news and press releases to a media database, maintained by the FlexiFax Division; and Flexedirect - a value add fax broadcast service allowing full personalization and customization. This allows customers to combine a template with a database, ensuring that each recipient receives data specific to himself/herself. Flexedirect was launched late in the fourth quarter.

The revenue increase was offset somewhat due to a decrease in international revenues as a result of lower revenues reported from those countries where the Division has transferred the customer base to Premiere. As a result of the outsourcing of our network, the Company will only report a percentage of the revenue generated by the customer base now serviced by Premiere. It is uncertain what future level of revenue is to be received from Premiere as it is based on future levels of transaction activity generated from the former customer base that has now transferred to Premiere. In other words, the Company will only earn revenue if Premiere has generated revenue from the Company's former customer base, which is dependent on those customers using the service. Revenues generated from the customer base now serviced by Premiere amounted to $83,860 for the year ended June 30, 2000 as compared to $520,083 for the year ended June 30, 1999.

Cost of sales. Cost of sales comprises local access charges, leased network backbone circuit expenses, line rental, distributors' commission, software maintenance and support, and domestic, long distance and international termination charges. These are variable costs based on actual volumes. Cost of sales amounted to $1,943,288 for the year ended June 30, 2000 compared to $2,219,827 for the prior year. Cost of sales as a percentage of revenue decreased to 54% for the year ended June 30, 2000, compared to 64% for the corresponding period since the costs associated with the Company's network infrastructure, such as local access charges, leased network backbone circuit expenses, and line rental, have been outsourced to Premiere.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation and other expenses incurred in running the Company's operations. Total operating expenses before reorganization costs for the year ended June 30, 2000 amounted to $2,192,160 compared to $2,596,181 in the corresponding period. Total operating expenses after reorganization costs for the year ended June 30, 2000 amounted to $2,843,695 compared to $2,596,181 in the corresponding period. Depreciation decreased to $214,780 for the year ended June 30, 2000, compared to $304,409 in the prior year, as a result of network equipment being written down upon the service being outsourced to Premiere.

VOICE AND DATA DIVISION

Revenues. Revenues consist of sales from systems integration solutions for voice, call center, electronic display, paging, call recording and data applications. Revenues increased 29% to $7,318,327 for the year ended June 30, 2000, from $5,661,189 for the year ended June 30, 1999. The net increase is mainly attributable to: (1) increased sales of IPC voice systems (sales increased by $1,058,150); (2) increased sales of electronic displays (sales increased by $541,422); (3) increased sales in the paging division as a result of more DECT system sales (sales increased by $189,289); (4) increased sales of call center solutions (sales increased by $268,112); (5) increased service and maintenance revenue due to a stronger focus being placed on signing additional maintenance contracts (sales increased by $196,005; (6) reduced sales activity in the logger and data areas as focus has been diverted away from these non-core areas to the core areas of voice, call centers and maintenance (sales reduced by $452,817).

Cost of sales. Cost of sales consists of the purchase of third party products, necessary to complete the Company's systems integration solution. Cost of sales for the year ended June 30, 2000 amounted to $4,328,923 compared to $2,615,880 for the previous 12 months. Cost of sales as a percentage of revenue increased to 59% for the current financial year up from 46% for the year ended June 30, 1999. The increased percentage is a result of supplying larger project system sales as opposed to providing a larger proportion of relocation and ancillary support and maintenance services to the voice customer base, as well as a change in the overall revenue mix, where different product groups attract different gross margins.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation and other expenses incurred in running the operation. Total operating expenses for the year ended June 30, 2000 amounted to $2,806,739 compared to $2,858,593 in the corresponding period. Depreciation reduced to $85,179 for the year ended June 30, 2000, compared to $126,159 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES FOR THE FISCAL YEARS ENDED JUNE 30, 2000 AND
1999

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. In connection with their report on our consolidated financial statements for the years ended June 30, 2000 and 1999, BDO Nelson Parkhill, our independent auditors, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flows from operations. See Note 1c to the Consolidated Financial Statements for discussion.

Management believes that current cash resources are adequate to satisfy the management objectives outlined above as well as to provide working capital and sustain our operations for the next fiscal year. We expect that these resources will be provided from the following sources:

o Sales of the accounts receivable of the FlexiFax Division under a working capital based factoring facility established with Scottish Pacific Business Finance Pty Ltd
o    Cash profits generated from the Voice & Data and FlexiFax Divisions

The Company has financed its cash requirements for operations and investments in capital assets mainly through private sales of equity securities and loan financing. In July 1999, AICH provided a bridge loan for $500,000 secured by a promissory note, accruing interest only after AICH had raised minimum net capital of $1.5 million for the Company. The outstanding balance on the promissory note will be repaid once the Company is listed on a national exchange such as American Stock Exchange, NASDAQ or other national exchange. The outstanding balance owing under the bridge loan of AICH at June 30, 2000 was $12,225, reflecting a set-off in the amount of $237,275 in accordance with the terms of the Deed of Release (See, Note 1a).

In September 1997, the Company arranged an unlimited working capital-based facility with Scottish Pacific Business Finance Limited ("Scottish Pacific"), in respect of the Australian domiciled customers of FlexiFax Global Services. In accordance with Scottish Pacific lending criteria, this facility has been secured by a lien over the assets of Trade Wind Marketing Pty Ltd (a wholly owned subsidiary of TWG) as well as guarantees by TWG and its subsidiaries. Interest is charged at the highest of the prevailing rates of either Westpac Banking Corporation, Australia and New Zealand Banking Group Limited or National Australia Bank Limited plus a margin of 2%. The prevailing interest rate at June 30, 2000 was 10.39% (1999: 10.93%). Funds under the facility are advanced based on sales invoices with repayment of such advanced funds being made from payments received relating to the invoices and other working capital and external sources. The outstanding balance owing to Scottish Pacific as at June 30, 2000 was $36,249. The original term of this agreement was for a 12-month period with automatic renewal. This agreement may be terminated by Scottish Pacific by giving one month's notice or by the Company giving three month's notice. If the Company terminated this facility, paying off the outstanding balance would result in the Company having direct access to all the receipts on the outstanding invoices for working capital purposes.

As a result of the FlexiFax Division beginning to report a profit since February 2000, cash generated from operating activities was $1,004,631 for the year ended June 30, 2000, compared to $1,823,623 used in operating activities for the year ended June 30, 1999. Accounts receivable decreased $350,899 to $1,548,815 from $1,899,714 for the year ended June 30, 1999 as a result of better credit management and more focus being placed on collections and receipt of outstanding receivables. Accounts payable and other accruals increased by $1,129,143 compared to a reduction of $1,024,398 in the prior comparative year, mainly as a result of trade payables incurred in the fourth quarter that will be paid after year end, as well as a general increase in trading activity.

Cash used in investing activities, consisting primarily of the purchase of capital assets, amounted to $25,725 for the year ended June 30, 2000, compared to $481,852 in the corresponding period in 1999. Cash generated from financing activities, amounted to $747,099 compared to $1,834,510 in the prior year primarily as a result of loans raised in the current year as compared to loans raised, stock issued and capital contributed in the prior year.

Cash and equivalents increased to $1,726,005 for the year ended June 30, 2000, compared to a decrease of $470,965 in the previous year, as a result of cash generated from operations, loan finance and capital contributions.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 will not have a significant effect on its financial statements.

On December 3, 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB 101 was initially effective for the Company's first quarter 2000 financial statements. However, SAB 101B, which was released June 26, 2000, delayed adoption of SAB 101 until no later than the fourth quarter of fiscal year ending June 30, 2001. Changes resulting from SAB 101 require that a cumulative effect of such changes for 1999 and prior years be recorded as an adjustment to net income on July 1, 2000. The Company believes that its revenue recognition practices are in substantial compliance with SAB 101 and that adoption of its provisions would not be material to its annual or quarterly results of operations.

ITEM 7.   FINANCIAL STATEMENTS (SEE PART F/S BELOW)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The directors and officers of the Company are as follows:

Name                                Age                     Position
----                                ---                     --------

Nicholas Bird                       62                      CEO, Director

Frank Favretto                      48                      Director

Martin McCarthy                     44                      Director

NICHOLAS BIRD is a co-founder of TWC and has extensive engineering and managerial experience, especially in South East Asia. In 1970, he joined Philips Telecommunications Industries, Hilversum, Holland in their Singapore operation and was soon promoted to Regional Manager of South East Asia for Telecommunications and Data Systems. During this time, he set up a telecommunications factory in Singapore for PABX and application development. Until 1981, Mr. Bird led Philips Telecommunications' Singapore operation in becoming a market leader in most of its chosen areas, increasing annual revenues of S$250,000 to in excess of S$20 million. Philips transferred Mr. Bird to Australia in 1985 as its Group Product Manager, Telecommunications and Data Systems. In this position, he was responsible for strategy and direction to make the Australian operations profitable. Philips instructed its Australian Company to rationalize its operations through a management buy-out. He participated in the buy-out and founded Trade Wind Technologies Pty Ltd (formerly known as Trade Wind Communications Pty Ltd) in December 1986. He has been significant in the growth and development of TWC and he now uses his expertise for the continued growth of the Company in the capacity of Chief Executive Officer. Mr. Bird was appointed as Chief Executive Officer and as a Director to the Board of Directors of the Company on February 5, 1999.

FRANK FAVRETTO is a Chartered Accountant in Australia and is the non-executive director of AusAsean Management Ltd., an Australian private Company and Chairman of Coms21 Limited, an Australian public Company. Mr. Favretto established Bankers Trust Australia's stockbroking operations in 1984 and held the positions of Chairman and non-member director of its Australian Stock Exchange membership from 1984 to 1991. In 1991, he became Executive Vice-President of Bankers Trust Australia's equity underwriting committee. In this role, Mr. Favretto gained considerable experience in private and public capital raisings. He was appointed a Director of TWC in November, 1996 and has been appointed to the Board of Directors of the Company since completion of the reverse acquisition.

MARTIN MCCARTHY, was recently appointed a Director of the Company in May, 1999. Mr. McCarthy was the President and CEO of IDD Enterprises, L.P. ("IDD") which was recently sold to Dow Jones and Company. Mr. McCarthy has been a pioneer in the online world for almost two decades. He has managed large organizations that have created, commercialized and deployed leading edge technologies in the areas of communications, information services and transactions. Prior to joining IDD in 1988, Mr. McCarthy served as Vice President of Office Message and Information Services at Western Union and was the youngest corporate officer in the firm's 130 year history. Mr. McCarthy has an MBA from Harvard University.

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors.

CONFLICTS OF INTEREST

Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

The officers and directors of the Company are now and may in the future become shareholders, officers or directors of other companies that may be formed for the purpose of engaging in business activities similar to those conducted by the

Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Furthermore, no officer or director of the Company has ever promoted, is promoting or will be promoting any other blank check Company during their tenure as an officer and director of the Company. Accordingly, there presently exists no conflict of interest in this regard. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

No directors have failed to file on a timely basis, reports required to be filed by Section 16(a) of the Securities Exchange Act of 1934 during the year ended June 30, 2000 or any prior fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

The Company does not currently compensate any executive directly. Nicholas Bird is an employed by TWG, the Company's operating subsidiary, under the terms of an employment agreement which provides for discretionary incentive compensation, including without limitation, the grant of unvested options of the Company's common stock and bonuses. For the year ended June 30, 2000, Mr. Bird received total remuneration of $132,394 (1999: $81,543; 1998: $91,209), which comprised a base salary of $85,117 (1999: $41,713; 1998: $65,620), and other compensation, comprising superannuation contributions (similar to defined contribution plans) and life insurance premiums of $47,277 (1999: $39,830; 1998: $25,589).

BOARD OF DIRECTORS COMPENSATION

The Company does not pay directors who are also executive officers for service on the Board of Directors. Non-executive directors receive $1,500 per meeting and are reimbursed for their expenses incurred in attending meetings of the Board of Directors.

LONG-TERM INCENTIVE AND PENSION PLANS

The Company does not hold any long-term incentive or defined benefit pension plans. In relation to the Company's subsidiary operations in Australia, according to legislation the Company provides funds for long service leave to staff who becomes eligible after 10 years of continuous service. Superannuation (defined contribution benefits) payments are in line with norms in the various countries that the Company and its subsidiaries operate.

The Company is presently reviewing the merits of establishing an incentive stock option plan for its key officers, directors and employees; however, no such plan has been approved or implemented.

OTHER

No director or executive officer is involved in any material legal proceeding against the Company in which he will receive a benefit from such legal proceedings.

EMPLOYMENT AGREEMENTS

The Company currently has no employment agreement any of its employees. Certain employees have appointment letters that set out the standard terms and conditions of employment but do not incorporate any contractual obligations on employees to remain in the employ of the Company.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Company's Charter and Bylaws provide that indemnification for all directors and officers to the full extent permitted by the Idaho Corporation Law. Under such provisions, any director or officer who, in such capacity, is made or threatened to be made a party to any suit or proceeding, may be indemnified if the Board determines the director or officer acted in good faith and in a manner the director or officer reasonably believed to be in or not opposed to the Company's best interest. The Charter, Bylaws, and the Idaho Corporation Law further provide that indemnification is not exclusive of any other rights to which individuals may be entitled under the Charter, the Bylaws, any agreement, any vote of stockholders or disinterested directors, or otherwise.

The Company has the power to purchase and maintain insurance on behalf of any person who is or was our director, officer, employee, or agent, or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise against any expense, liability, or loss incurred by any person in any capacity or arising out of his status as, whether or not we would have the power to indemnify person against liability under Idaho law.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as the securities of the Company beneficially owned by all directors officers of the Company. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the stock shown.

---------------------------- ------------------------------- ----------------------------------
           Name                     Number of Shares             Percentage of Outstanding
                                                                         Shares(6)
---------------------------- ------------------------------- ----------------------------------
Skyglen Pty Limited(1) (5)             1,276,973                           12.5%
---------------------------- ------------------------------- ----------------------------------
Martin McCarthy(5)                      231,314                            2.3%
---------------------------- ------------------------------- ----------------------------------
Minbura Holdings Pty                    536,942                            5.3%
Limited (2) (5)
---------------------------- ------------------------------- ----------------------------------
Patvilt Pty Limited(3) (5)             1,237,073                           12.1%
---------------------------- ------------------------------- ----------------------------------
Valazco Pty Limited (4) (5)             168,307                            1.7%
---------------------------- ------------------------------- ----------------------------------
Trade Wind Communications              8,800,000                           86.3%
Limited
---------------------------- ------------------------------- ----------------------------------

(1) An Australian trustee company controlled by Nicholas Rowland Bird.
(2) An Australian trustee company controlled by Sion Grand
(3) An Australian trustee company controlled by Arthur Christopher Walton
(4) An Australian trustee company controlled by Frank Favretto
(5) Beneficially held through Trade Wind Communications Limited.
(6) As at September 30, 2000

All Officers and Directors as a Group       16.4%  (3 persons)

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

Unless otherwise indicated, all addresses are at the Company's office.

The balance of the Company's securities are held by approximately thirty-one persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no related party transactions or any other transactions or relationships during the year ended June 30, 2000 that are required to be disclosed.

Subsequent to the year end, management of the Company has considered reorganizing the Company to a foreign jurisdiction in order to more efficiently and cost-effectively manage the Company's operations as well as avail itself to foreign financing. The Board of Directors have approved an exchange offer proposal from its major shareholder, TWC, whereby the Company would become a wholly owned subsidiary of TWC and TWC would then merge the Company into a newly created subsidiary located in Bermuda. Under this proposal, TWC would become the successor issuer to the Company (pursuant to Rule 12g-3(a) and (f) of the Securities Exchange Act of 1934, as amended) providing the shareholders with the continued benefit of the Company's present reporting status through TWC, as well as TWC's existing listing on the Canadian Ventures Exchange. The Board of Directors believe the offer would be in the best interest of the Company and accordingly will present the matter for a vote to the shareholders at a special meeting to be held no later than November 7, 2000.

                                    PART F/S

FINANCIAL STATEMENTS.

The following financial statements are attached hereto and filed as a part hereof.

1) Table of Contents - Financial Statements
2) Independent Auditors' Report
3) Consolidated Balance Sheet
4) Consolidated Statements of Loss and Comprehensive Loss
5) Consolidated Statements of Changes in Cash Flows
6) Consolidated Statement of Stockholders' Equity
7) Notes to Financial Statements

ITEM 13.  EXHIBIT INDEX.

No.                                               Sequential
                                                  Page No.

(3) Certificate of Incorporation and Bylaws

     3.1  Certificate of Incorporation and
          Amendments Thereto*

     3.2  Bylaws*

(10) Material Contracts

     10.1 Merger Agreement*
     10.2 IPC Information Systems Inc - Distribution Agreement*
     10.3 Premiere Information Systems Pty Ltd - Heads of Agreement*
     10.4 Premiere Information Systems Pty Ltd - Wholesale Agreement*
     10.5 Trend Micro - Partnership Agreement*
     10.6 Scottish Pacific Business Finance Limited - Undisclosed Factoring Agreement*

(21) List of Subsidiaries*

(27) Financial Data Schedule

     27.1 Financial Data Schedule

------------------------
*Previously filed.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FLEXEMESSAGING.COM, INC.
                                        (Registrant)

Date: September 28, 2000
                                        /s/ Nicholas Bird
                                        ------------------------------
                                        Nicholas Bird, President

                            Flexemessaging.com, Inc.




                     REPORT FOR THE YEAR ENDED JUNE 30, 2000

For financial accounting purposes, as a result of the reverse acquisition by Flexemessaging.com, Inc. (the "Company") of the business assets of Trade Wind Communications Limited ("TWC"), consisting of the stock of Trade Wind Group Pty Ltd., the financial statements presented herein are the consolidated financial statements of the Company for the year ended June 30, 2000 and June 30, 1999.

The Company has two divisions: Voice and Data Division and FlexiFax Division operating under the trade name of FlexiFax Global Services. The Voice and Data Division is a specialist supplier and integrator of voice communication systems and decision support applications for dealing rooms, emergency services and other organizations with mission-critical needs. The FlexiFax Division operates an enhanced fax broadcast service over a global network. FlexiFax specializes in quality fax broadcasts generated from customers' desktops for delivery to any destination in the world.

SCHEDULE A            FINANCIAL INFORMATION
----------            ---------------------

TO THE SHAREHOLDERS
FLEXEMESSAGING.COM, INC


                                                    INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheet of Flexemessaging.com, Inc. as of June 30, 2000 and the related consolidated statements of loss and comprehensive loss, stockholders' equity/(deficit) and cash flows for the years ended June 30, 2000 and l999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flexemessaging.com, Inc. at June 30, 2000 and the consolidated results of their operations and their cash flows for the years ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1c to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1c. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1s, the accompanying financial statements have been restated to reflect the effect of a change in the revenue recognition policy of the Company.

Sydney, Australia                                            BDO NELSON PARKHILL
September 28, 2000                                         CHARTERED ACCOUNTANTS

FLEXEMESSAGING.COM, INC.
CONSOLIDATED BALANCE SHEET

                                                                    NOTE         30 JUNE
                                                                                  2000
----------- ------------------------------------------------------ ------ ---------------------
ASSETS                                                                             $
CURRENT
------------------------------------------------------------------ ----------------------------
            Cash                                                     2               1,844,917
            Receivables                                              3               1,548,815
            Inventory                                                                  201,060
            Deferred charges                                                            97,642
                                                                                     3,692,434
                                                                          ---------------------
CAPITAL ASSETS                                                       4                 332,286
OTHER                                                                5                  14,122
                                                                                       346,408
                                                                                     4,038,842
                                                                          ---------------------
-----------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

CURRENT
            Trade Creditors                                                          2,102,343
            Sundry creditors and accruals                            6                 831,173
            Customer deposits                                                          820,413
            Deferred revenue                                                           265,229
            Current portion of lease obligations                     7                  10,859
            Loans payable                                            8                  36,249
                                                                                     4,066,266

NON CURRENT
            Non current portion of lease obligations                 7                   9,027
            Loans payable                                            8                 145,316
            Notes payable to related parties                         8                 113,955
            Employee entitlements payable                                              140,027
                                                                                       408,325
                                                                          ---------------------
TOTAL LIABILITIES                                                                    4,474,591
                                                                          ---------------------
-----------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY/(DEFICIT)
            Common Stock, $0.001 par value; 20,000,000 shares
                                                                   ----------------------------
            Authorized; 10,200,000 shares issued                                        10,200
                                                                   ----------------------------
            Preferred Stock, $0.001 par value; 5,000,000 shares
            Authorized; no shares issued                                                     -
            Additional paid-in capital                                               5,440,264
            Comprehensive income - foreign currency translation      9                 217,024
            Accumulated deficit                                                    (6,103,237)
                                                                                     (435,749)

                                                                                     4,038,842
-----------------------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
----------------------------------------------------------------------------------------------
                                                NOTE       30 JUNE              30 JUNE
                                                             2000                 1999
                                                              $                    $
                                                      ----------------------------------------
Revenues                                                      10,945,636            9,108,219
                                              ------------------------------------------------
Less:
Cost of Sales                                                  6,272,211            4,835,707
                                              ---------------------------  -------------------
Gross Profit                                                   4,673,425            4,272,512
                                              ------------------------------------------------
Operating Expenses
Network operating costs                                           39,053              106,217
Selling, general and administrative                            5,158,640            5,121,234
Depreciation and amortization                                    363,280              486,048
Reorganisation Costs                             10              815,713                    -
Total operating expenses                                       6,376,686            5,713,499

Loss from Operations                                         (1,703,261)          (1,440,987)
                                              ------------------------------------------------
Other income/(expense)
        Interest paid
               - leases                                          (3,511)              (1,436)
               - loans - short term                             (70,844)             (59,619)
               - Discount on stock issuance                            -            (550,000)
        Interest received                                         18,090               14,631
                                              ------------------------------------------------
Loss for the year before income tax                          (1,759,526)          (2,037,411)
                                              ------------------------------------------------
Income tax expense                               11                    -                    -
                                              ------------------------------------------------
Net loss                                                     (1,759,526)          (2,037,411)
                                              ------------------------------------------------
Other comprehensive income/(loss)
Foreign currency translation adjustments                          78,291             (96,431)

Comprehensive loss                                           (1,681,235)          (2,133,842)
                                              ------------------------------------------------
Net loss per share                                                (0.18)               (0.22)
                                              ------------------------------------------------
Weighted average number of shares                              9,883,333            9,075,000

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                                  30 JUNE          30 JUNE
                                                                   2000              1999
-----------------------------------------------------------------------------------------------
                                                                     $                $
                                                              ---------------------------------
CASH PROVIDED/(USED) BY:
OPERATING ACTIVITIES
Operations
        Net loss for the year                                     (1,759,526)      (2,037,411)
                                                              ---------------------------------
        Items not involving cash:
        Amortization                                                  363,280          486,048
        Write down of network equipment                               357,080                -
        Interest expenses related to issuance of stock at a discount        -          550,000
                                                              ---------------------------------
        Increase/(decrease) from changes in:
        Accounts receivable                                           350,899          224,035
        Inventory                                                     105,310         (39,644)
        Deferred charges                                              450,380          (7,317)
        Accounts payable and other Accruals                         1,129,143      (1,024,398)
        Income taxes                                                    (111)              (3)
        Employee entitlement payable                                    8,176           25,067
                                                                    1,004,631      (1,823,623)
                                                              ---------------------------------
INVESTING ACTIVITIES
        Investments in:
        Capital assets - net                                         (25,725)        (481,852)
                                                                     (25,725)        (481,852)
                                                              ---------------------------------
FINANCING ACTIVITIES
        Loans raised                                                  818,558        1,250,000
        Loans repaid                                                        -      (1,000,000)
        Loan payable on securitization of debt                       (38,186)            2,687
        Lease payments                                               (33,273)         (25,183)
        Proceeds on issue of stock                                          -          689,571
        Contribution of capital                                             -          917,435
                                                                      747,099        1,834,510
                                                              ---------------------------------
(DECREASE)/INCREASE IN CASH                                         1,726,005        (470,965)
Cash at beginning of year                                             118,912          589,877
CASH AT END OF YEAR                                                 1,844,917          118,912
                                                              ---------------------------------
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES
Capital lease obligations                                                   -           59,191
Loan converted to share capital                                       487,275                -
Interest                                                               74,355           61,055


The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.


Notes on the Financial Statements
-----------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

                                      COMMON STOCK
                               ---------------------------- ------------- ---------------------
                                                             ADDITIONAL
                                  SHARES         AMOUNT       PAID IN         ACCUMULATED
                                                              CAPITAL           DEFICIT
------------------------------ -------------- ------------- ------------- ---------------------
Balance, at June 30, 1997            680,800       506,515     1,574,378           (1,834,042)
Contributed capital                                              481,659
Net loss for the year                                                                (472,258)
                               -------------- ------------- ------------- ---------------------
Balance at June 30, 1998             680,800       506,515     2,056,037           (2,306,300)
                               -------------- ------------- ------------- ---------------------
Recapitalization on                8,119,200     (497,715)       497,715
February 5, 1999 (see note (a))
                               -------------- ------------- ------------- ---------------------
Common stock for SVI                 500,000           500         (500)
                               -------------- ------------- ------------- ---------------------
Shares issued to AICH for            600,000           600         (600)
placement Agreement
                               -------------- ------------- ------------- ---------------------
Common stock issued on               300,000           300       749,700
March 16, 1999 @ $2.50
per share

Listing costs Attributable                                      (60,429)
To issuance
Contributed Capital                                              917,345
On March 31, 1999
                               -------------- ------------- ------------- ---------------------
Common stock issued                  200,000           200       249,800
On June 9, 1999 at
$1.25 per share
                               -------------- ------------- ------------- ---------------------
Interest expense                                                 550,000
Related to stock
Issued at a discount
                               -------------- ------------- ------------- ---------------------
Net loss for the year                                                              (2,037,411)
                               -------------- ------------- ------------- ---------------------
Balance, at June 30, 1999         10,400,000        10,400     4,959,068           (4,343,711)
                               -------------- ------------- ------------- ---------------------
Performance shares canceled        (300,000)         (300)           300
on May 31, 2000
                               -------------- ------------- ------------- ---------------------
Shares issued on May 31, 2000        100,000           100       249,900
                               -------------- ------------- ------------- ---------------------
AICH loan converted to equity                                    237,275
                               -------------- ------------- ------------- ---------------------
Net loss for the year                                                              (1,759,526)
                               -------------- ------------- ------------- ---------------------
Costs attributable to                                            (6,279)
issuance
                               -------------- ------------- ------------- ---------------------
Balance, at June 30, 2000         10,200,000        10,200     5,440,264           (6,103,237)


(a) The recapitilization that occurred on February 5, 1999 was necessary in order to adjust the issued share capital to 8,800,000 shares. As described in
Note 1 to the financial statements, Flexemessaging.com, Inc acquired the business assets of TWC, consisting of the stock of TWG, in exchange for 8,800,000 shares of common stock of Flexemessaging.com, Inc.

Notes on the Financial Statements
--------------------------------------------------------------------------------

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   ORGANIZATION

     Trade Wind Communications Limited, a Bermudan corporation , listed on the Canadian Ventures Exchange (VSE: TWC) ("TWC") entered into a business combination agreement ("Merger Agreement") on February 5, 1999 with Flexemessaging.com, Inc. (previously Siler Ventures Inc. , "SVI") and Atlantic International Capital Holdings Ltd. ("AICH") to complete a reverse acquisition of Flexemessaging.com, Inc. and a financing arrangement of $3,660,000 through the sale of Flexemessaging.com, Inc. common stock pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. TWC owned all of the stock in Trade Wind Group Pty Limited that controlled all the business assets.

     On February 5, 1999, SVI entered into an acquisition agreement with TWC to purchase all of its business assets, consisting of the stock of Trade Wind Group Pty Limited ("TWG"), a wholly-owned subsidiary of TWC, incorporated on September 6, 1988. SVI was a non-operating public shell with no tangible assets and 500,000 shares of common stock outstanding. This merger of TWG and SVI (a non-operating public shell with a tangible asset value of nil) resulted in TWG having actual or effective operating control of the combined Company after the transaction. As a result, this transaction has been treated as a capital transaction in substance, rather than a business combination and has been accounted for as a reverse acquisition. Any references to past accomplishments of the Company and its financial information, prior to the acquisition, relate solely to TWG, as combined, since SVI (now known as Flexemessaging.com, Inc.) has been inactive for several years. SVI acquired the assets of TWG in exchange for the issuance of 8.8 million shares of common stock. This valuation was based on arms length negotiation driven by ultimate ownership principles. A forward valuation (a valuation arrived at by applying a revenue multiple to the Company's future revenue stream) based on future revenues was determined and from this capitalization model, the total outstanding common stock was calculated. Thereafter, the respective equity ownership positions were negotiated. SVI continued the operations of TWG as a wholly owned operating subsidiary.

     Pursuant to the Merger Agreement, the Company entered into an agreement with AICH, a Bermudan corporation, with the objective of performing two tasks. First, AICH was to identify an acquisition candidate and secondly, AICH was to arrange for funding for the Company. Pursuant to that agreement, AICH identified SVI as an acquisition vehicle and assisted the Company in structuring and concluding the reverse acquisition. In return, the shareholders of SVI were allocated 500,000 of the Company's common stock after it had been recapitilized. The fair value of the assets and liabilities assumed in the reverse acquisition were nil. AICH has also assisted the Company in seeking financing of $3,660,000 through the sale of the Company's common stock utilizing private placements. AICH made an interim placement on March 16, 1999 of 300,000 shares of common stock of the Company for $750,000.

     Per the Merger Agreement, AICH was expected to place the balance of the $3,660,000 financing through the sale of the Company's common stock pursuant to future private placements. As a condition of the Merger Agreement with AICH, 600,000 shares of the Company's common stock were issued to AICH as performance shares for arranging future financing. These performance shares were subject to a lockup agreement signed by AICH whereby shares were to released from the lockup agreement in proportion to the funds raised by AICH, subject to a minimum of $1 million.

     On May 10, 2000, the Company entered into a Deed of Release with AICH, whereby AICH was formally relinquished from its previous commitment of raising funds. At the date of the Deed of Release, AICH had only raised $750,000 and thus fell short of the $1 million minimum funding level to qualify for performance shares. Per the Deed of Release, AICH could convert outstanding debt evidenced by a promissory not issued to AICH in July 1999 to equity in order to satisfy the minimum funding threshold. As a result, AICH was issued 100,000 shares at $2.50 per share. Subject to the conditions governing the amount of performance shares to be released from the restrictions set forth in the lock up agreement, AICH qualified for the release of 40,984 free trading shares as a result of capital raising undertaken prior to the date of the lock up agreement, 123,079 free trading shares as a result of raising $750,000 and 41,027 free trading shares as a result of the additional $250,000 raised from the debt to equity conversion. Thus, AICH qualified for a total of 205,090 free trading

Notes on the Financial Statements
--------------------------------------------------------------------------------

     performance shares leaving 394,910 shares out of the 600,000 to be canceled. However, AICH was in possession of only 300,000 shares and pursuant to the terms of the Deed of Release, AICH agreed to pay the Company an amount equal to the number of shares not available for cancellation (94,910 shares) multiplied by $2.50 per share. This amount of $237,275 has been set off against the promissory note issued to AICH in July 1999 with the outstanding balance of such note being $12,225 as of June 30, 2000. The Company has subsequently canceled the 300,000 performance shares returned by AICH.

     Flexemessaging.com, Inc is incorporated under the laws of Idaho. Its stock was traded on the Over the Counter Bulletin Board market until April 2000 and is now traded in the pink sheets, but is not registered with the US Securities and Exchange Commission or the securities commission of any state.

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

     The Company is primarily engaged in two major business segments: Voice and Data and electronic messaging. The Company's Voice and Data Division is a value add distributor of communication systems and data applications for financial traders and emergency services operations. The Company's Flexifax Division (electronic messaging) provides customers with a global enhanced fax and email broadcast services originating from the customers' desktop personal computer ("PC") or the internet.

     These financial statements are stated in US dollars and have been prepared in accordance with generally accepted accounting principles in United States.

     These financial statements present figures for the Company for the years ended June 30, 2000, and June 30, 1999.

B.   PRINCIPLES OF CONSOLIDATION

     The consolidated accounts comprise the accounts of the Company and all of its subsidiaries. All material intercompany accounts and transactions have been eliminated.

C.   GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative losses to date of $6,103,237 that includes a net loss for the current period of $1,759,526. Management has the following objectives for the next fiscal year:

     o Continue to reposition the Company into a more broad based and value added messaging service and away from its heavy reliance on fax distribution using its proprietary network. The ongoing focus will be on providing delivery capability to a wide variety of delivery platforms, especially new messaging delivery platforms, such as WAP (wireless application protocol) etc.

     o Identify m-commerce and e-commerce opportunities complementary to the messaging basis of the Company. These opportunities are currently under active consideration and will initially be financed in house. The actual costs will only be known after a project research and feasibility study is completed. This is expected to be completed by the end of the forthcoming third fiscal quarter.

     o Seek Acquisition, Partnering or Joint Venture opportunities, which will be complementary to the future messaging strategy and provide opportunities for growth.

     o Expand or identify opportunities to service new areas of the market. The first of these opportunities has been addressed by the specialized

Notes on the Financial Statements
--------------------------------------------------------------------------------

          email delivery service that will be launched in the forthcoming second fiscal quarter.

     o Upgrade the existing delivery engine to be compatible with the latest technological trends to facilitate data interchange with current and future messaging technologies.

     o Expand the Company's Voice and Data business and product range. Due to the consolidation in the financial dealing room market the emphasis will be changed from turret systems to call centers and their applications.

     The Company believe that current objectives and cash needs for operations will be funded by the sale of the account receivables of the FlexiFax Division under a working capital based factoring facility established with Scottish Pacific Business Finance Pty Ltd. and cash profits generated from the Voice & Data and FlexiFax Divisions. Acquisitions that the Company may decide to pursue will be funded by the issuance of shares or by cash raised from the investment community.

D.   GOODWILL AND INTANGIBLES

     Goodwill is recorded initially at the amount by which the purchase price for a business or for ownership interest in a controlled entity exceeds the fair value attributed to its net tangible assets at date of acquisition. Goodwill is amortized on a straight-line basis over a period of 10 years. Intangibles represent trademarks and customer list acquisition. Intangibles are amortized on a straight-line basis over a period of 5 years.

E.   LONG-LIVED ASSETS

     Long-lived assets, consisting principally of capital assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset a loss is recognized for the difference between the fair value and the carrying value.

F.   INVENTORIES

     Inventories are measured at the lower of cost and net realizable value. Costs are assigned on a first-in first-out basis and include direct materials, direct labor and an appropriate proportion of variable and fixed overhead expenses. Inventory comprises finished goods consisting primarily of consoles, handsets, console cards, line cards, controller cards, power supplies, pagers and cordless telephony equipment.

G.   INCOME TAX

     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. To the extent it is more likely than not that all of the Company's deferred tax assets will not be realized a valuation allowance is recorded to reduce the deferred tax asset to its estimated Net Realizable Value.

H.   CAPITAL ASSETS

     Capital assets are recorded at cost. Amortization is provided on owned plant and equipment over their estimated useful lives ranging from 2.5 to 8 years using either the straight line or diminishing balance method. Leased assets are amortized over the shorter of the estimated life of the assets or the term of the lease.

I.   RESEARCH AND DEVELOPMENT

     Research and Development expenditures are expensed as incurred.

Notes on the Financial Statements
--------------------------------------------------------------------------------

J.   EMPLOYEE BENEFITS

     Provision is made in respect of the Company's liability for annual leave and long service leave at the balance sheet date. Long service leave is accrued in respect of all employees.

     Contributions are made by the Company to an employee superannuation fund (similar to a defined contribution plan) and are charged as expenses when incurred. The amount contributed to the fund was $254,705 (1999: $235,701). The Company has a statutory obligation to contribute 7% of total remuneration to the employee superannuation fund. The contributions are paid to externally managed funds. The Company has no other legal obligation to provide benefits to employees on retirement.

K.   REVENUE RECOGNITION

     Revenue generated by the Voice & Data Division from product sales and related installation is recognized upon customer acceptance after completion of the installation. Under contract provisions, customers may be progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed and accepted. Contracts for maintenance are billed in advance, and are recorded as deferred revenue and recognized ratably over the contractual periods. All direct costs incurred prior to revenue recognition are reflected as deferred charges on the balance sheet.

     Revenue is recognized on a gross basis as the Company acts as principal in the transaction, takes title to products, and assumes the risks and rewards from ownership. Under certain agreements for specified geographic regions, the Company acts as an agent and recognizes revenue on a net basis as commissions are earned. (See Note10).

     Sales revenue for the FlexiFax division is recognized upon successful transmission of fax deliveries.

L.   FOREIGN CURRENCY TRANSACTIONS AND BALANCES

     The financial position and results of operations of the Company are determined using the Australian dollar as the functional currency. Assets and liabilities are translated at the exchange rate in effect at each period end. Amounts on the statement of loss and comprehensive loss are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the comprehensive income account in shareholders' equity. The gains and losses from foreign currency transactions are included in net loss.

M.   FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, receivables, accounts payable, other loans, and employee entitlements payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

N.   USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. The assets that required management to make significant estimates and assumptions in determining carrying values include plant and equipment and all other non-current assets.

Notes on the Financial Statements
--------------------------------------------------------------------------------

O.   LOSS PER SHARE

     Basic earnings per share is computed by dividing the net loss by the weighted average number of stock of common stock outstanding each year. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common stock equivalents that were outstanding during the period. For the years ended June 30, 2000 and 1999 there were no common stock equivalents, therefore both basic and dilutive earnings per share were the same amounts for both periods. Net loss per share is calculated assuming recapitalization occurred at the beginning of the earliest period shown. As the 600,000 shares directly or indirectly beneficially owned by AICH were performance based, they were excluded from the weighted average number of shares, until May 10, 2000, when the minimum funding requirement was met and the contract terminated.

P.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
     (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 will not have a significant effect on its financial statements.

     On December 3, 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB 101 was initially effective for the Company's first quarter 2000 financial statements. However, SAB 101B, which was released June 26, 2000, delayed adoption of SAB 101 until no later than the fourth quarter of fiscal year ending June 30, 2001. Changes resulting from SAB 101 require that a cumulative effect of such changes for 1999 and prior years be recorded as an adjustment to net income on July 1, 2000.. The Company believes that its revenue recognition practices are in substantial compliance with SAB 101 and that adoption of its provisions would not be material to its annual or quarterly results of operations.

Q.   RISKS AND UNCERTAINTIES

     A significant portion of the Company's client base is concentrated within the financial services industry. An economic downturn in the financial services industry could have a material adverse effect on the Company's results of operations.

R.   SALE OF ACCOUNTS RECEIVABLE

     The Company has adopted SFAS No 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company has established a factoring line with Scottish Pacific which enables the Company to sell selected accounts receivable invoices to the bank with full recourse against the Company. Pursuant to the provisions of SFAS 125, the Company reflected the transactions as a sale of assets and established an accounts receivable from Scottish Pacific for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 15% of the total accounts receivable invoice sold to the bank less 0.7% of the total invoice as an administrative fee and an annual interest loading of 2% per annum of the total outstanding accounts receivable as a finance fee. The amount owing to Scottish Pacific as at June 30, 2000 was $36,249 as compared to $74,435 as at June 30, 1999.

Notes on the Financial Statements
--------------------------------------------------------------------------------

S.   CORRECTION OF ERROR

     The financial statements have been restated to reflect the effect of a change in the revenue recognition policy of the Company. The policy has been restated to recognize revenue only upon customer acceptance after completion of the installation of its voice switching systems. This change has resulted in an increase in revenues by $234,374, net loss and net loss per share reducing by $84,790 and $0.01 respectively for the year ended June 30, 1999.

                                                                              30 JUNE
                                                                                2000
------------------------------------------------------------------------- -----------------
                                                                                 $
                                                                          -----------------
NOTE 2:        CASH
        Cash at bank and on deposit                                              1,843,118
                                                                          -----------------
        Cash on hand                                                                 1,799
                                                                          -----------------
                                                                                 1,844,917
                                                                          -----------------
NOTE 3:        RECEIVABLES
        Trade debtors                                                            1,408,893
        Allowance for doubtful debts                                              (40,355)
                                                                          -----------------
        Other debtors                                                              180,277
                                                                          -----------------
                                                                                 1,548,815
                                                                          -----------------
NOTE 4:        CAPITAL ASSETS
        (a)                  Plant and Equipment - at cost                         733,575
                      Furniture and Fittings - at cost                             102,697
                      Motor Vehicles - at cost                                      78,791
                      Leasehold improvements - at cost                             305,680
                                                                          -----------------
                      Less accumulated amortization                              (921,511)
                                                                          -----------------
                                                                                   299,232
                                                                          -----------------
        (b)                  Leased
                      Leased Motor Vehicles -
                      Capitalized leased assets                                    200,844
                                                                          -----------------
                      Less accumulated amortization                              (167,790)
                                                                          -----------------
                                                                                    33,054
                                                                          -----------------
        Total

        Cost                                                                     1,421,587
                                                                          -----------------
        Less accumulated amortization                                          (1,089,301)
                                                                          -----------------
        Cost less accumulated amortization                                         332,286
                                                                          -----------------
        Depreciation periods for each class of asset are as follows:
        Plant and Equipment                                                  2.5 - 4 years
        Furniture and Fittings                                                     8 years
        Motor Vehicles                                                           3-4 years
        Leasehold improvements                                                     8 years

NOTE 5:        OTHER NON CURRENT ASSETS
        Trademarks and customer lists                                               24,098
                                                                          -----------------
        Less accumulated amortization                                              (9,976)
                                                                          -----------------
                                                                                    14,122
                                                                          -----------------

Notes on the Financial Statements
--------------------------------------------------------------------------------

                                                                              30 JUNE
                                                                                2000
------------------------------------------------------------------------- -----------------
                                                                                 $
                                                                          -----------------
NOTE 6:        SUNDRY CREDITORS AND ACCRUALS
               Sundry creditors and accruals                                       551,691
                                                                          -----------------
               Employee entitlements                                               176,263
               Accrued liabilities for reorganisation costs                        103,219
                                                                          -----------------
                                                                                   831,173
                                                                          -----------------
NOTE 7:        LEASE LIABILITIES
        (a)    Finance Leasing Commitments
                                                                          -----------------
               Payable
               -      not later than one year                                       10,911
               -      later than one year but not later than 2 years                 9,070
               -      later than 2 years but not later than 3 years                      -
               -      later than 3 years but not later than 4 years                      -
                                                                          -----------------
               -      later than 4 years but not later than 5 years                      -
               Minimum lease payments                                               19,981
                                                                          -----------------
               Less future finance charges                                              95
                                                                          -----------------
               Total lease liability                                                19,886

               Current portion                                                      10,859
                                                                          -----------------
               Non-current portion                                                   9,027
                                                                          -----------------
                                                                                    19,886
                                                                          -----------------
               Finance lease liabilities are
               collateralized by the underlying lease
               assets

        (b)    Operating Lease Commitments

               Non-cancelable operating leases
               contracted for but not capitalized in
               the accounts

               Payable
               -      not later than one year                                      405,163
               -      later than one year but not later than 2 years                10,780
               -      later than 2 years but not later than 3 years                      -
               -      later than 3 years but not later than 4 years                      -
                                                                          -----------------
               -      later than 4 years but not later than  5 years                     -
                                                                                   415,943
                                                                          -----------------
        Rent expense incurred for the year ended
        June 30, 2000 was $311,903 (1999: $435,496)
                                                                          -----------------

Notes on the Financial Statements
--------------------------------------------------------------------------------

NOTE 8:   LOANS PAYABLE

In September 1997, the Company arranged an unlimited working capital-based facility with Scottish Pacific Business Finance Limited ("Scottish Pacific") in respect of the Australian domiciled customers of FlexiFax Global Services. In accordance with Scottish Pacific lending criteria, this facility has been secured by a charge over the assets of Trade Wind Marketing Pty Ltd (a wholly owned subsidiary of TWG) as well as guarantees by TWG and its subsidiaries. Interest is charged at the highest of the prevailing rates of either Westpac Banking Corporation, Australia and New Zealand Banking Group Limited or National Australia Bank Limited plus a margin of 2%. The prevailing interest rate at June 30, 2000 was 10.39% (1999: 10.93%). The original term of this agreement was for a 12-month period with automatic renewals. This agreement may be terminated by Scottish Pacific by giving one month's notice or by the Company giving three month's notice. The amount owing to Scottish Pacific at June 30, 2000 is $36,249. (See, Note 1(r)).

As of April 6, 1999 a private placement was made as a result of immediate short term bridge financing of $1,250,000 arranged by AICH. The proceeds were to be used to make a bid for Newsnet, a company under administration and in the same business of fax broadcasting. As consideration for providing this facility on very short notice the Company issued 200,000 shares at $1.25 ($250,000), a $550,000 discount on fair value, to AICH, the cost of which was to be deducted from the $1,250,000 proceeds. The $550,000 discount was a cost of obtaining the financing and has been reflected as an interest expense in the Consolidated Statement of Loss and Comprehensive Loss. The shares were issued at $1.25 as compared to a previous placement price per share of $2.50 and $4.00 as quoted on the OTCBB as of the date of issue. After lengthy negotiation the Company decided to withdraw from pursuing the acquisition and the funds were returned to AICH as per the agreement. As AICH provided the necessary funding, the shares were issued on June 9, 1999.

AICH, as Agent, has advanced bridge financing in the sum of $499,500 to the Company in return for an unsecured promissory note of the Company. The loan bears interest at a rate announced from time to time by Nationsbank N.A. as its prime rate, plus 200 basis points per annum. Interest is calculated on the basis of a 360 day year, but only to the extent that the unpaid principal remains outstanding. Interest accrues and is payable from the day that the Company receives net proceeds of not less than $1,500,000 from the offering. As the Company has not received such net proceeds, no interest is due and payable. The promissory note was to be repaid on the later of commencement of trading of the Company's securities on the American Stock Exchange, NASDAQ or another national exchange acceptable to the Company, or June 30, 2000. The note may be prepaid at any time without penalty or premium. As the Company has not listed on any exchange, the Company is not in default on the repayment of the loan. As per the Deed of Release signed on May 10, 2000, AICH converted some of the promissory note into equity in the amount of $487,275. The amount owing to AICH by the Company at June 30, 2000 under the promissory note is $12,225. The Company also borrowed an additional $54,695 from AICH. This amount is unsecured with no fixed terms of repayment and does not attract interest.

Notes payable to related parties represent loans payable to Martin McCarthy for $60,000 and Frank Favretto in the amount of $53,955. Mr. McCarthy and Mr. Favretto are both directors of the Company. These loans are unsecured with no fixed terms of repayment and do not attract interest.

The balance of the loan funds are unsecured with no fixed terms of repayment and do not attract interest.

NOTE 9:   COMPREHENSIVE INCOME - FOREIGN CURRENCY TRANSLATION

In accordance with SFAS 130, the accumulated comprehensive income comprises the following:

     Accumulated comprehensive income
          Balance at beginning of year                             138,733
          Foreign currency translation adjustments                  78,291
                                                                   -------
          Balance at end of year                                   217,024

Notes on the Financial Statements
--------------------------------------------------------------------------------

NOTE 10:  REORGANISATION COSTS

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

In connection with this plan the Company signed an exclusive agreement on December 2, 1999, with Premiere Information Systems Pty Ltd ("Premiere"), a subsidiary of Premiere Technologies Inc., a communications company based in Atlanta, Georgia whereby the Company has outsourced the delivery of its international fax traffic to the Premiere network. This agreement provides for Premiere to transmit all fax broadcast traffic for the Company for a period of 12 to 24 months subject to certain service and pricing criteria. The customer bases in the UK, Canada, the USA, Switzerland and Singapore (representing the outsourced service) will now be serviced by Premiere with the Company receiving a commission on revenues generated over the next 24 months following the execution of the agreement.

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

The costs and liabilities of this plan includes:

------------------------------------ --------------- ------------------- ------------ --------------
                                           Expensed     Applied against     Payments        Balance
                                                          related asset               June 30, 2000
------------------------------------ --------------- ------------------- ------------ --------------
Assumed obligations on closed               181,415                         (78,196)        103,219
network operations
------------------------------------ --------------- ------------------- ------------ --------------
Severance and other employee                113,040                        (113,040)              -
costs(3 employees)
------------------------------------ --------------- ------------------- ------------ --------------
Impairment loss on network                  357,080           (357,080)            -              -
equipment
------------------------------------ --------------- ------------------- ------------ --------------
                                            651,535           (357,080)    (191,236)        103,219
------------------------------------ --------------- ------------------- ------------ --------------

Accrued liabilities for network operations in the amount of $103,219 as of June 30, 2000 relate to termination costs of contracts and other contractual agreements with third parties. It is anticipated that this will be satisfied during the next fiscal year.

There were not any further expenses incurred that would have the effect of adjusting the restructuring liabilities. During the year payments of $191,236 were made, comprising of $78,196 in connection with line rentals and other carrier related costs and $113,040 as a result of termination payments to a former employee.

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

Notes on the Financial Statements
--------------------------------------------------------------------------------

In July 1999, the Company ceased activities in relation to sales and distribution of Dictaphone dictation products. This decision was taken, as this activity was not aligned to the core competence of the Voice and Data Division of the Company, which is voice and data systems integration. The Company still continues to sell and support Dictaphone logging and call recording systems. This will not have a material impact on the overall performance of the Company as the earnings contribution from this activity was negligible. The amount expensed in relation to the cessation of these activities was $164,178.

NOTE 11:  INCOME TAX EXPENSE

Estimated tax losses available to the Company to be carried forward to future years amount to $7,332,750 (1999: $5,975,184). These losses are not subject to an expiry date, however, the benefits of these losses will only be obtained if:

(a) the Company derives future assessable income of a nature and of an amount sufficient to enable the benefit from the deduction for the loss to be realized;
(b) the Company continues to comply with the conditions for deductibility imposed by law; and
(c) no change in tax legislation adversely affect the Company in realizing the benefit from the deduction for the loss.

Differences between the effective income tax rate and the statutory income tax rate were primarily the result of the valuation allowance, which fully reserved the net deferred tax asset. The net deferred tax asset arose primarily from the taxable losses generated during the years ended June 30, 1992 through June 30, 2000.

NOTE 12:  SEGMENTED FINANCIAL INFORMATION

The Company operates two business divisions, Voice and Data and FlexiFax Global Services. The Voice and Data Division is a specialist supplier and integrator of voice communications systems and decision support applications for dealing rooms, emergency services dispatch and similar operations. The FlexiFax Division operates an enhanced fax broadcast system. It is not considered necessary to show geographic segmented financial information as revenues generated from countries other than Australia are not considered significant and represent less than 10% of total revenue. The accounting principles used to report the segment amounts is the same as that used to report the financial statements. Segmented financial information for these two divisions follows:


FOR THE YEAR ENDING JUNE 30, 2000
                                         VOICE AND     FLEXIFAX   HEAD OFFICE   CONSOLIDATED
                                           DATA
Revenue                                    7,318,327   3,627,309             -    10,945,636

Amortization                                  85,179     214,780        63,321       363,280

Reorganisation Costs                               -    (651,535)     (164,178)     (815,713)

Segment operating profit/(loss)              182,666  (1,159,675)     (726,252)   (1,703,261)

Identifiable assets                        1,513,055     719,654     1,806,133     4,038,842

Notes on the Financial Statements
--------------------------------------------------------------------------------


FOR THE YEAR ENDING JUNE 30, 1999

                                           VOICE AND     FLEXIFAX   HEAD        CONSOLIDATED
                                             DATA                   OFFICE
Revenue                                    5,661,189   3,447,030             -     9,108,219

Amortization                                 126,159     304,409        55,480       486,048

Segment operating profit/(loss)               17,135  (1,368,978)     (258,724)   (1,440,987)

Identifiable assets                        2,365,313   1,248,780       208,730     3,822,823

During the year ended June 30, 2000, a voice dealing system was installed by the Voice & Data Division generating in excess of 10% of the total revenues of the Company for the year.

NOTE 13:  EVENTS SUBSEQUENT TO BALANCE SHEET DATE

The Company has received an exchange offer proposal from its major shareholder, TWC, whereby the Company would become a wholly owned subsidiary of TWC and TWC would then merge the Company into a newly created subsidiary located in Bermuda. Under this proposal, TWC would become the successor issuer to the Company (pursuant to Rule 12g-3(a) and (f) of the Securities Exchange Act of 1934, as amended) providing the shareholders with the continued benefit of the Company's present reporting status through TWC, as well as TWC's existing listing on the Canadian Ventures Exchange. The Board of Directors have approved the exchange offer upon determining the offer would be in the best interest of the Company and accordingly will present the matter for a vote to the shareholders at a special meeting to be held no later than November 7, 2000. Specifically, TWC proposes to exchange 1.754880714 of its shares for each outstanding share of common stock of the Company on the record date of October 5, 2000 pursuant to the terms of an Arrangement Agreement and in accordance with Section 99 of the Bermuda Companies Act and the Idaho General Business Corporations Laws.