Form 10KSB/A
period 2000-06-30
FLEXEMESSAGING COM INC/NEW
filed 2000-10-17
CIK 1093071

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                          -----------------------------

                                   FORM 10-KSB

                          -----------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended          June 30, 2000

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