Form 10QSB
period 2000-09-30
FLEXEMESSAGING COM INC/NEW
filed 2000-11-20
CIK 1093071

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                          -----------------------------

                                   FORM 10-QSB

                          -----------------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For Quarter ended September 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

                         Commission File Number: 0-27059

                          -----------------------------

                            FLEXEMESSAGING.COM, INC.

                          -----------------------------

                        (Name of Small Business Issuer in its charter)

                 Idaho                               82-0485978
                 -----                               ----------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)
     Level 27 Grosvenor Place                         NSW 2000
     225 George Street                                --------
     Sydney, Australia                               (Zip code)
     ------------------------------------
     (Address of principal executive offices)

                 Issuer's telephone number: (011) 612 9250-8888
                          -----------------------------

Securities to be registered pursuant to Section 12(b) of the Act:   none

Securities to be registered pursuant to Section 12(g) of the Act:   Common Stock

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of November 15, 2000 there were 10,200,000 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION................................................3

Item 1.   Financial Statements.................................................3

          Unaudited Consolidated Balance Sheet as of September 30, 2000........4

          Unaudited Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999.............................6

          Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999.............................8

          Notes to the Unaudited Consolidated Financial Statements............10

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................14

PART II   OTHER INFORMATION...................................................20

Item 6.   Exhibits and Reports on Form 8-K....................................20

SIGNATURES....................................................................21

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

For financial accounting purposes, as a result of the reverse acquisition by Flexemessaging.com, Inc. (the "Company") of the business assets of Trade Wind Communications Limited ("TWC"), consisting of the stock of Trade Wind Group Pty Ltd. ("TWG"), the financial statements presented herein are the consolidated financial statements of the Company for the nine months ended September 30, 2000 and 1999, and the consolidated statements of loss and comprehensive loss for the three months ended September 30, 2000.

The Company operates through its wholly owned subsidiary, TWG, through two divisions: the Voice and Data Division and the Flexemessaging Division (formerly known as the Flexifax Division) operating under the trade name of Flexemessaging. Voice and Data Division is a specialist supplier and integrator of voice communication systems and decision support applications for dealing rooms, emergency services and other organizations with mission-critical needs. Flexemessaging Division operates an enhanced fax broadcast service over a global network. Flexemessaging specializes in quality fax broadcasts generated from customers ' desktops for delivery to any destination in the world.

FLEXEMESSAGING.COM, INC
CONSOLIDATED BALANCE SHEETS

                                                              NOTE    UNAUDITED
                                                                    30 SEPTEMBER
                                                                        2000
--------------------------------------------------------------------------------
ASSETS                                                                   $

CURRENT
     Cash                                                               171,958
     Receivables                                                      1,344,811
     Inventory                                                          190,428
     Deferred charges                                                   145,462
                                                                    ------------
                                                                      1,852,659
                                                                    ------------
CAPITAL ASSETS                                                          274,970
OTHER                                                                    12,802
                                                                    ------------
                                                                        287,772
                                                                    ------------
                                                                      2,140,431
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT

     Trade Creditors                                                    591,115
     Sundry creditors and accruals                                      548,426
     Customer deposits                                                  891,272
     Deferred revenue                                                   251,088
     Current portion of lease obligations                                18,028
     Loan payable on securitization of debt                             122,942
                                                                    ------------
                                                                      2,422,871
                                                                    ------------
NON CURRENT

     Loans payable                                            2          91,832
     Notes payable to related parties                         2         113,955
     Employee entitlements payable                                      104,137
                                                                    ------------
                                                                        309,924
                                                                    ------------
TOTAL LIABILITIES                                                      2,732,795
                                                                    ------------
SHAREHOLDERS' EQUITY
     Common Stock, $0.001 par value; 20,000,000 shares                   10,200
     Authorized; 10,200,000 shares issued
     Preferred Stock, $0.001 par value; 5,000,000 shares                      -
     Authorized; no shares issued
     Additional paid-in capital                                       5,400,376
     Comprehensive income - foreign currency translation      3         337,052
     Accumulated deficit                                             (6,339,992)
                                                                    ------------
                                                                       (592,364)
                                                                    ------------
                                                                      2,140,431

--------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

                                            NOTE      UNAUDITED       UNAUDITED
                                                   THREE MONTHS     THREE MONTHS
                                                        ENDED           ENDED
                                                   30 SEPTEMBER     30 SEPTEMBER
                                                        2000             1999
--------------------------------------------------------------------------------
                                                             $                 $

REVENUES                                             1,441,838        2,077,290
LESS:
COST OF SALES                                          570,622        1,049,520
                                                  ------------------------------
GROSS PROFIT                                           871,215        1,027,770

Operating Expenses
Network operating costs                                      -           23,831
Selling, general and administrative                  1,065,670        1,353,988
Depreciation and amortization                           35,147          109,893
Total operating expenses                             1,100,816        1,487,712
                                                  ------------------------------
LOSS FROM OPERATIONS                                  (229,602)        (459,942)

Other income/(expense)
        Interest paid
               - loans - short term                    (12,970)         (11,014)
        Interest received                                5,817            1,312
                                                  ------------------------------
LOSS FOR THE YEAR BEFORE INCOME TAX                   (236,755)        (469,644)

Income tax expense                                           -                -
                                                  ------------------------------
LOSS                                                  (236,755)        (469,644)

OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation adjustments               120,028          (29,341)
                                                  ------------------------------
COMPREHENSIVE LOSS                                    (116,727)        (498,985)

NET PROFIT/LOSS PER SHARE                                (0.02)           (0.05)

WEIGHTED AVERAGE NUMBER OF SHARES                   10,200,000        9,800,000


The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                UNAUDITED          UNAUDITED
                                            NINE MONTHS ENDED  NINE MONTHS ENDED
                                               30 SEPTEMBER       30 SEPTEMBER
                                                   2000               1999
--------------------------------------------------------------------------------
CASH PROVIDED/(USED) BY:                                     $                 $

OPERATING ACTIVITIES
Operations
     Net loss for the period                          (236,755)        (469,644)
     Items not involving cash:
     Amortization                                       35,147          109,893
     Increase/(decrease) from changes in:
     Accounts receivable                               204,004         (402,511)
     Inventory                                          10,632          (79,896)
     Deferred charges                                  (47,820)         115,223
     Accounts payable and other                     (1,737,257)         213,057
     accruals
     Income taxes                                            -             (111)
     Employee entitlement payable                      (35,890)           2,168
                                                    (1,807,939)        (511,821)
INVESTING ACTIVITIES
     Disposal/(Investments) in:
     Capital assets - net                                    -          (41,823)
                                                             -          (41,823)
FINANCING ACTIVITIES
     Loans (repaid)/raised                                   -          724,363
     Loan payable on securitization of debt            136,838            1,842
     Lease payments                                     (1,858)          (3,405)
     Proceeds on issue of stock
     Contribution of capital                           (39,888)         (47,643)
                                                        44,947          675,157
(DECREASE)/INCREASE IN CASH                         (1,672,959)         121,513
Cash at beginning of period                          1,844,917          118,912
CASH AT END OF PERIOD                                  171,958          240,425

SUPPLEMENTAL NON-CASH INVESTING
AND FINANCING ACTIVITIES
Capital lease obligations                                    -                -
Interest                                                12,970           11,014

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

     These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these Consolidated interim financial statements be read in conjunction with the financial statements of Flexemessaging.com Inc for the year ended June 30, 2000 and notes thereto included in the Company's registration on Form 10-SB, as amended. The Company follows the same accounting principles in preparation of interim reports.

     Results of operations for the interim periods are not indicative of annual results.

b.   ORGANIZATION

     Trade Wind Communications Limited, a Bermudan corporation , listed on the Canadian Venture Exchange (VSE: TWC) ("TWC") entered into a business combination agreement ("Merger Agreement") on February 5, 1999 with Flexemessaging.com, Inc. (previously Siler Ventures Inc., "SVI") and Atlantic International Capital Holdings Ltd. ("AICH") to complete a reverse acquisition of Flexemessaging.com, Inc. (the "Company") and a financing arrangement of $3,660,000 through the sale of the Company's common stock pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. TWC owned all of the stock in Trade Wind Group Pty Limited ("TWG") that controlled all the business assets.

     On February 5, 1999, SVI entered into an acquisition agreement with TWC to purchase all of its business assets, consisting of the stock of TWG, a wholly owned subsidiary of TWC, incorporated on September 6, 1988. SVI was a non-operating public shell with no tangible assets and 500,000 shares of common stock outstanding. This merger of TWG and SVI (a non-operating public shell with a tangible asset value of nil) resulted in TWG having actual or effective operating control of the combined Company after the transaction. As a result, this transaction has been treated as a capital transaction in substance, rather than a business combination and has been accounted for as a reverse acquisition. Any references to past accomplishments of the Company and its financial information, prior to the acquisition, relate solely to TWG, as combined, since SVI (now known as Flexemessaging.com, Inc.) has been inactive for several years. SVI acquired the assets of TWG in exchange for the issuance of 8.8 million shares of common stock. This valuation was based on arms length negotiation driven by ultimate ownership principles. A forward valuation (a valuation arrived at by applying a revenue multiple to the Company's future revenue stream) based on future revenues was determined and from this capitalization model, the total outstanding common stock was calculated. Thereafter, the respective equity ownership positions were negotiated. SVI continued the operations of TWG as a wholly owned operating subsidiary.

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

     On May 10, 2000, the Company entered into a Deed of Release with AICH, whereby AICH was formally relinquished from its previous commitment of raising funds. At the date of the Deed of Release, AICH had only raised $750,000 and thus fell short of the $1 million minimum funding level to qualify for all the performance shares. Per the Deed of Release, AICH could convert outstanding debt evidenced by a promissory note issued to AICH in July 1999 to equity in order to satisfy the minimum-funding threshold. As a result of the conversion, AICH was issued 100,000 shares at $2.50 per share. Subject to the conditions governing the amount of performance shares to be released from the restrictions set forth in the lock up agreement, AICH qualified for the release of 205,090 performance shares from its capital raising efforts, leaving 394,910 shares out of the 600,000 to be canceled. However, AICH was in possession of only 300,000 shares for cancellation. Under the terms of the Deed of Release, AICH agreed to pay the Company an amount equal to the number of shares not available for cancellation (94,910 shares) multiplied by $2.50 per share. This amount of $237,275 has been set off against the promissory note issued to AICH in July 1999 with the outstanding balance of such note being $12,225 as of June 30, 2000. The Company has subsequently canceled the 300,000 performance shares returned by AICH.

     Flexemessaging.com, Inc is incorporated under the laws of Idaho. Its stock was traded on the Over the Counter Bulletin Board market until April 2000 and is now traded in the pink sheets.

     TWC is a holding company that did not carry on any operations. Its only expenditures were in relation to investor relations and stock exchange compliance, relating to its capital stock as listed on the Canadian Venture Exchange. As a result, all costs of doing business (i.e. officer and employee salaries, rent, depreciation, advertising, accounting, legal, interest expense) have been reflected in the financial statements of TWG.

     The Company is primarily engaged in two major business division through its subsidiary TWG: Voice and Data and electronic messaging. The Company's Voice and Data Division is a value add distributor of communication systems and data applications for financial traders and emergency services operations. The Company's Flexemessaging Division (electronic messaging) provides customers with a global enhanced fax and email broadcast services originating from the customers' desktop personal computer ("PC") or the internet.

     These financial statements are stated in US dollars and have been prepared in accordance with generally accepted accounting principles in United States.

     These unaudited financial statements present figures for the Company for the three months ended September 30, 2000, and 1999.

c.   GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

     The Company has incurred cumulative losses to date of $6,339,992 which includes a net loss for the current period of $236,755. The Company believes that the current cash needs for operations will be funded by the sale of the accounts receivables of the Flexemessaging Division under a working capital based factoring facility established with Scottish Pacific Business Finance Pty Ltd. and cash profits generated from the Voice & Data and Flexemessaging Divisions. Acquisitions that the Company may decide to pursue will be funded by the issue of shares or by cash raised by the investment community.

d.   LOSS PER SHARE

     Basic earnings per share is computed by dividing the net loss by the weighted average number of stock of common stock outstanding each year. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common stock equivalents that were outstanding during the period. For the years ended June 30, 2000 and 1999 there were no common stock equivalents, therefore both basic and dilutive earnings per share were the same amounts for both periods. Net loss per share is calculated assuming recapitalization occurred at the beginning of the earliest period shown. As the 600,000 shares directly or indirectly beneficially owned by AICH were performance based, they were excluded from the weighted average number of shares until May 10, 2000, when the minimum funding requirement was met and the contract terminated.

NOTE 2:   LOANS PAYABLE

AICH, as Agent, has advanced bridge financing in the sum of $499,500 to the Company in return for an unsecured promissory note of the Company. The loan bears interest at a rate announced from time to time by Nationsbank N.A. as its prime rate, plus 200 basis points per annum. Interest is calculated on the basis of a 360-day year, but only to the extent that the unpaid principal remains outstanding. Interest accrues and is payable from the day that the Company receives net proceeds of not less than $1,500,000 from the offering. The promissory note is to be repaid on the later of commencement of trading of the Company's securities on the American Stock Exchange, NASDAQ or another national exchange acceptable to the Company, or December 31, 2000. The note may be prepaid at any time without penalty or premium. As the Company has not listed on any exchange, the Company is not in default on the repayment of the loan. As per the Deed of Release signed on May 10, 2000, AICH converted some of the promissory note into equity in the amount of $487,275. The amount owing to AICH by the Company at September 30, 2000 under the promissory note is $12,225. The Company also borrowed an additional $54,695 from AICH. This amount is unsecured with no fixed terms of repayment and does not attract interest.

Notes payable to related parties represents loans payable to Martin McCarthy of $60,000 and to Frank Favretto in the amount of $53,955. These loans are unsecured with no fixed terms of repayment and do not attract interest.

NOTE 3:   COMPREHENSIVE INCOME - FOREIGN CURRENCY TRANSLATION

In accordance with SFAS 130, the accumulated comprehensive income comprises the following:

          Accumulated comprehensive income
               Balance at beginning of period                         217,024
               Foreign currency translation adjustments               120,028
                                                                   ----------
               Balance at end of period                               337,052

NOTE 4:   SEGMENTED FINANCIAL INFORMATION

The Company operates two business divisions, Voice and Data and Flexemessaging. The Voice and Data Division is a specialist supplier and integrator of voice communications systems and decision support applications for dealing rooms, emergency services dispatch and similar operations. The Flexemessaging Division operates an enhanced fax broadcast system. It is not considered necessary to show geographic segmented financial information as revenues generated from countries other than Australia are not considered significant and represent less than 10% of total revenue. The accounting principles used to report the segment amounts is the same as that used to report the financial statements. Segmented financial information for these two divisions follows:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                  VOICE AND     FLEXEMESSAGING     HEAD OFFICE     CONSOLIDATED
                                    DATA
Revenue                             738,733        703,105                 -        1,441,838
                                ------------------------------------------------------------------
Amortization                         25,740          6,006             3,401           35,147
                                ------------------------------------------------------------------
Segment operating profit/(loss)    (109,051)         8,372          (128,923)        (229,602)
                                ------------------------------------------------------------------
Identifiable assets               1,300,240        543,790           296,401        2,140,431
                                ------------------------------------------------------------------

FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1999

Revenue                           1,125,377        951,913                 -        2,077,290
                                ------------------------------------------------------------------
Amortization                         31,389         71,744             6,760          109,893
                                ------------------------------------------------------------------
Segment operating profit/(loss)    (128,080)      (279,304)          (52,558)        (459,942)
                                ------------------------------------------------------------------
Identifiable assets               2,975,630      1,183,218           208,181        4,367,029
                                ------------------------------------------------------------------

NOTE 5:   REORGANISATION COSTS

One of the core management objectives has been to re-position the Company more towards a broad based messaging service and away from the heavy reliance on fax running on a proprietary fax network. This plan would involve the closure of the existing proprietary fax network and the cessation of use of the related network equipment and resources. This is considered to be a closure of the existing proprietary fax delivery network and the cessation of use of the related network equipment and resources. This is considered to be a closure of part of a line of business. Currently only customer bases in the UK, Canada, USA, Switzerland and Singapore are affected by this closure. Revenues from this service comprise less than 9% of Flexemessaging's total revenues.

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

Flexemessaging will still provide enhanced fax and email broadcast services to their existing customers, namely Australia and New Zealand, which comprise 92% of the segment's revenue. The Company is still billing the remaining customers that have not been affected and the manner in which they transact with the Company is unaltered.

As a result, with effect from December 1, 1999, all expenses in respect of network operations (leased network backbone circuit expenses, facilities management, software and hardware expenses and maintenance, network staff resources) will not be continued.

The costs and liabilities of this plan includes:

------------------------------------ --------------- ------------------- ------------ --------------
                                     Expensed        Applied against     Payments     Balance
                                                     related asset
                                                                                      September
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
------------------------------------ --------------- ------------------- ------------ --------------

Accrued liabilities for network operations in the amount of $103,219 as of September 30, 2000 relate to termination costs of contracts and other contractual agreements with third parties. There were not any further expenses incurred that would have the effect of adjusting the restructuring liabilities.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
            Results of Operations
            ---------------------

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

The core elements of the Company's business are messaging and communications, represented by the Company's two operating divisions, Flexemessaging and Voice & Data. The Company offers a range of quality products and solutions in both of these markets. The expansion of digital messaging is particularly strong and the Flexemessaging Division is rapidly broadening its offerings to meet customer demand. Similarly, in the systems market, the convergence of computer technology with telecommunications infrastructures has created a demand for ever-increasing functionality. The Voice & Data Division markets a range of products designed to take advantage of some of these opportunities within its targeted niches of financial trading, command/control centers and call centers.

Results of operations and financial position for the three months ended September 30, 2000 and 1999

Management's discussion and analysis of operations for the period ended September 30, 2000 and 1999 are on the converted US dollar figures. References have been made to certain figures before taking into account the effect of the foreign currency translation adjustment where necessary.

Consolidated Results of Operations

Consolidated revenues decreased by 31% to $1,441,838 for the three months ended September 30, 2000, as compared to $2,077,290 for the three months ended September 30, 1999. As a result of decreased sales volumes, cost of sales decreased to $570,622 from $1,049,520 in the prior period. Cost of sales as a percentage of revenue decreased to 40%, down from 51% in the corresponding period. Total operating expenses decreased 26% to $1,100,816 from $1,487,712 in the prior period. The net loss for the three months ended September 30, 2000 was $236,755, which was down from the net loss reported for the three months ended September 30, 1999 of $469,644.

A detailed explanation of the results by operating division follows.

Flexemessaging Division

Revenues. Revenue decreased 26% to $703,105 for the three months ended September 30, 2000 from $951,913 for the three months ended September 30, 1999. This is a direct result of the continued weakness of the Australian dollar relative to the United Stated dollar, as well as fewer business days in the third quarter of 2000 compared to the third quarter of 1999. In addition, lower revenues were reported from those countries where the Division has transferred the customer base to Premiere. As a result of the outsourcing of our network, the Company will only report a percentage of the revenue generated by the customer base, now serviced by Premiere. Revenues generated from the customer base now serviced by Premiere amounted to $20,020 for the three months ended September 30, 2000 as compared to $160,672 for the three months ended September 30, 1999.

Cost of sales. Cost of sales comprises domestic, long distance and international termination charges. These are variable costs based on actual volumes. Cost of sales amounted to $305,738 for the three months ended September 30, 2000 compared to $544,605 for the prior period. Cost of sales as a percentage of revenue decreased to 43% for the three months ended September 30, 2000, compared to 57% for the corresponding period, directly as a result of the outsourcing of the delivery network to Premiere, which has resulted in lower overall total delivery costs.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation, and other expenses incurred in running the operation. Total operating expenses for the three months ended September 30, 2000 amounted to $388,995 resulting in a decrease of 41% as compared to $660,932 in the corresponding period. This reduction was a result of achieving a lower operating cost structure following the outsourcing of the delivery network to Premiere and tight management control over expenses.

Voice and Data Division

Revenues. Revenues consist of sales from systems integration solutions for voice, call center, electronic display, paging, call recording and data applications. Revenues decreased 34% to $738,733 for the three months ended September 30, 2000, from $1,125,377 for the three months ended September 30, 1999. The decrease is mainly attributable to the continued weakness of the Australian dollar relative to the United Stated dollar and the fact that a large electronic display project was completed in the three months ended September 30, 1999. In addition, client delays hampered completion of certain voice and call center systems integration solutions for the quarter.

Cost of sales. Cost of sales consists of the purchase of third party product, necessary to complete the systems integration solution. Cost of sales for the three months ended September 30, 2000 amounted to $264,884 compared to $504,915 for the comparative quarter as a result of reduced sales volumes and product mix. Cost of sales as a percentage of revenue decreased to 36% for the current fiscal period from 45% for the three months ended September 30, 1999. The reduced percentage is a result of providing a larger proportion of relocation and ancillary support and maintenance services to the call center customer base, as opposed to supplying larger project system sales, as well as a change in the overall revenue mix, where different product groups attract different gross margins.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation and other expenses incurred in running the operation. Total operating expenses for the three months ended September 30, 2000 amounted to $582,898 a decrease of 25% compared to $774,222 in the corresponding period. Depreciation was $25,740 for the three months ended September 30, 2000, compared to $31,389 in the prior period.

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

Management believes that current cash resources are adequate to satisfy the management objectives outlined above as well as to provide working capital and sustain our operations for the next fiscal year. We expect that these resources will be provided from the following sources:

     o Sales of the accounts receivable of the Flexemessaging Division under a working capital based factoring facility established with Scottish Pacific Business Finance Pty Ltd
     o    Cash profits generated from the Voice & Data and Flexemessaging
          Divisions

In September 1997, the Company arranged an unlimited working capital-based facility with Scottish Pacific Business Finance Limited ("Scottish Pacific"), in respect of the Australian domiciled customers of Flexemessaging. In accordance with Scottish Pacific lending criteria, this facility has been secured by a lien over the assets of Trade Wind Marketing Pty Ltd (a wholly owned subsidiary of TWG) as well as a guarantee by TWG and its subsidiaries. Interest is charged at the highest of the prevailing rates of either Westpac Banking Corporation, Australia and New Zealand Banking Group Limited or National Australia Bank Limited plus a margin of 2%. The prevailing interest rate at September 30, 2000 was 10.39% (1999: 10.93%). Funds under the facility are advanced based on sales invoices with repayment of such advanced funds being made from payments received relating to the invoices and other working capital and external sources. The outstanding balance owing to Scottish Pacific as at September 30, 2000 was $122,942. The original term of this agreement was for a 12-month period with automatic renewal. This agreement may be terminated by Scottish Pacific by giving one month's notice or by the Company giving three month's notice. If the Company terminated this facility, paying off the outstanding balance would result in the Company having direct access to all the receipts on the outstanding invoices for working capital purposes.

Cash used by operating activities was $1,807,939 for the three months ended September 30, 2000, compared to $511,821 for the three months ended September

30, 1999. Accounts receivable decreased $204,004 to $1,344,811 from $1,548,815 for the three months ended September 30, 2000 as a result of better credit management and more focus being placed on collections and receipt of outstanding receivables. Accounts payable and other accruals decreased by $1,737,257 compared to an increase of $213,057 in the prior comparative year, mainly as a result of a large trade payable incurred in the previous quarter being paid in this quarter.

Cash generated from investing activities, consisting primarily of the disposal of capital assets, amounted to $90,033 for the year three months September 30, 2000, compared to $41,823 being invested in the corresponding period in 1999.

Cash generated from financing activities, amounted to $134,980 as compared to $675,157 in the prior year primarily as a result of obtaining loans in the three months ended September 30, 1999.

Cash and equivalents decreased to $171,958 for the three months ended September 30, 2000, compared to an increase of $121,513 in the previous year, as a result of cash used by operations and loan finance.

PART II   OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits.

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          None

------------------

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FLEXEMESSAGING.COM, INC.
                                        (Registrant)

Date:  November 15, 2000

                                        /s/ Nicholas Bird
                                        ---------------------------------------
                                        Nicholas Bird, President