Form 10KSB/A
period 2000-06-30
FLEXEMESSAGING COM INC/NEW
filed 2001-02-07
CIK 1093071

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended                June 30, 2000
                               ------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from                     to
                                    -------------------------------------------
     Commission file number                          0-27059
                            ---------------------------------------------------


                            FLEXEMESSAGING.COM, INC.
                 (Name of Small Business Issuer in its charter)


                    Idaho                               82-0485978
--------------------------------------------------------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

Level 27 Grosvenor Place, 225 George Street, Sydney, Australia          NSW 2000
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)


                              (011) 61 2 9250 8888
                              --------------------
                           (Issuer's telephone number)


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

[X] YES   [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: Revenues for the fiscal year ended June 30, 2000 totaled $10,945,636.

As of February 2, 2001, there were 10,200,000 shares of Common Stock outstanding and the aggregate market value of such Common Stock (based upon the closing bid price on such date) of the Registrant held by non-affiliates was approximately $3,070,200.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check one):
[  ] YES   [X] NO

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I........................................................................3

Item 1.   Description of Business.............................................3

Item 2.   Description of Property............................................15

Item 3.   Legal Proceedings..................................................15

Item 4.   Submission of Matters to a Vote of Security Holders................15

PART II......................................................................16

Item 5.   Market for Common Equity and Related Stockholder Matters...........16

Item 6.   Management's Discussion and Analysis...............................16

Item 7.   Financial Statements (see Part F/S below)..........................21

Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure...............................................21

PART III.....................................................................22

Item 9.   Directors, Executive Officers, Promoters and Control Persons.......22

Item 10.  Executive Compensation.............................................23

Item 11.  Security Ownership of Certain Beneficial Owners and Management.....25

Item 12.  Certain Relationships and Related Transactions.....................26

Item 13.  Exhibit Index......................................................27

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

     On February 5, 1999, SVI entered into an acquisition agreement (the "Merger Agreement") with Trade Wind Communications Limited ("TWC"), a Bermudan corporation listed on the Canadian Ventures Exchange, to purchase all of its business assets, consisting of the stock of Trade Wind Group Pty Limited ("TWG"), a wholly-owned subsidiary of TWC, incorporated on September 6, 1988 under the laws of Australia. SVI was a non-operating public shell with no tangible assets and 1.1 million shares of common stock outstanding, consisting of 500,000 shares held by the former shareholders of SVI and 600,000 shares held by or for the benefit of Atlantic International Capital Holdings Ltd., a corporation located in Bermuda ("AICH"), in part consideration for services rendered and in contemplation of future services to be rendered. This merger of TWG and SVI (a non-operating public shell with a tangible asset value of nil) resulted in TWG having actual or effective operating control of the combined Company after the transaction. As a result, this transaction has been treated as a capital transaction in substance, rather than a business combination and has been accounted for as a reverse acquisition. Any references to past accomplishments of the Company and its financial information, prior to the acquisition, relate solely to TWG, as combined, since SVI (now known as Flexemessaging.com, Inc.) has been inactive for several years. SVI acquired the assets of TWG in exchange for the issuance of 8.8 million shares of common stock of the Company. This valuation was based on arms length negotiation driven by ultimate ownership principles. A forward valuation (a valuation arrived at by applying a revenue multiple to the Company's future revenue stream) based on future revenues was determined and from this capitalization model, the total outstanding common stock was calculated. Thereafter, the respective equity ownership positions were negotiated. SVI has continued the operations of TWG as a wholly owned operating subsidiary.

     In January 1998, TWC entered into an agreement with AICH (the "US Acquisition Agreement") to perform two tasks. First, AICH was to identify an acquisition target and secondly, AICH was to arrange for funding for TWC and its controlled entities pending completion of the acquisition of the acquisition target. Pursuant to that agreement, AICH identified SVI as an acquisition vehicle/target and assisted the Company and TWC in structuring and concluding the reverse acquisition. AICH was also to assist the Company in raising $3,660,000 through the sale of the Company's common stock utilizing private placements. The transaction that resulted from the implementation of the US Acquisition Agreement between all the parties was documented in the Merger Agreement. As a condition of the Merger Agreement with AICH, 600,000 shares of the Company's common stock were to be issued to AICH consisting of (i) 559,016 performance shares to be held in escrow until earned upon arranging future financing to fund the Company's operating needs, and (ii) 40,984 shares for services rendered by AICH to assist TWC in raising capital to negotiate and complete the merger transaction. However, the former entity, SVI, erroneously issued these shares as part of its reorganization and reverse stock split undertaken prior to the execution of the Merger Agreement, rather than holding the shares in reserve for issuance. For this reason, the Company and AICH entered into a Lock Up Agreement whereby the 559,016 performance shares were to be placed in escrow and released from the restrictions set forth in the Lock Up Agreement in proportion to the funds raised by AICH, subject to a minimum of $1 million being raised. The Lock Up Agreement also specifically provided that the shares were not to be transferred, assigned or otherwise disposed of. However, AICH did not raise the prescribed funds in the prescribed time period and the Company and AICH mutually agreed to terminate their relationship as of May 10, 2000 under the terms of a Deed of Release.

     The following outlines in chronological order the relationship and transactions with AICH:

     o January 1998, TWC, TWG and AICH entered into the US Acquisition Agreement under which AICH was to assist TWC in locating and acquiring a US public shell company (an acquisition target) for the purpose of transferring the stock of TWG into this US acquisition target with the new acquisition target stock being issued in exchange for the TWG stock

     o February 5, 1999, the Company, TWC, TWG and AICH, entered into the Merger Agreement under which AICH, pursuant to the terms of its Consulting Agreement set forth in Schedule 4 to the Merger Agreement, was to advise and consult the Company regarding the US market and raising capital in the US market. AICH additionally agreed to raise $3,660,000 through private placements for the benefit of the Company. AICH would receive commissions and performance shares of the Company based upon the funds raised.

     o In February 1999, as part of its reorganization and reverse stock split undertaken in contemplation of and in order to give effect to the merger, SVI, the former entity and shell company, issued 600,000 shares of SVI to AICH.

     o In March 1999, the Company and AICH entered into a Lock Up Agreement restricting 559,016 of the 600,000 previously issued shares of SVI and seeking to place these shares in escrow with the Company upon return of these erroneous issued shares by AICH until such time as the shares were earned by the performance of AICH. For each $1 raised by AICH for the Company, the Company would release 0.1641061 shares from escrow as earned. However, AICH never returned the 559,016 shares to the Company to be held in escrow.

     o Prior to March 1999, AICH assisted TWC in raising funds to meet its working capital requirements through the negotiation and completion of the merger pursuant to the terms of the US Acquisition Agreement. AICH raised funds through convertible notes entitling the holders to convert such notes into shares of capital stock of TWC. As a result of placing these convertible notes, AICH was entitled to receive a commission in the form of 40,984 performance shares of SVI, the acquisition target, upon completion of the merger. The 40,984 shares were issued by SVI to AICH as part of the 600,000 share issuance in February 1999. These shares were excluded from the terms of the Lock Up Agreement and are not attributable to the $1 million minimum funding threshold thereof.

     o In March 1999, AICH raised $750,000 through a private placement and would be entitled to the release of 123,079 performance shares from the restrictions set forth in the Lock Up Agreement upon meeting the $1 million minimum funding threshold.

     o Prior to April, the Company and AICH had numerous discussions regarding the lack of capital funds and the Company extended the 70 day deadline originally granted to AICH under the Merger Agreement to raise the funds until June 30, 2000.

     o However, on May 10, 2000, the Company and AICH mutually agreed to enter into a Deed of Release formally terminating their relationship. As of May 10, 2000, AICH had only raised $750,000 and thus fell short of the $1 million minimum funding threshold to qualify for all of the previously issued performance shares.

     o As of May 10, 2000 and under the terms of the Deed of Release, AICH converted a portion of its outstanding debt evidenced by a promissory note issued in July 1999 to equity in the amount of $250,000 to meet the $1 million minimum funding threshold. AICH was issued 100,000 shares at a price of $2.50 per share. This conversion of debt to equity entitled AICH to the additional release of 41,027 performance shares from the restrictions set forth in the Lock Up Agreement, together with the previously earned 123,079 performance shares.

     o As of May 10, 2000, AICH was entitled to only 205,090 performance shares out of the 600,000 shares originally issued to AICH by SVI. Under the terms of the Lock Up Agreement and the Deed of Release, AICH was to return 394,910 shares to the Company for cancellation. However, AICH was only in possession of 300,000 shares to return for cancellation. The Company, upon receipt from AICH of the certificate evidencing the 300,000 shares, canceled the certificate and respective shares.

     o As of May 10, 2000, under the terms of the Deed of Release, the Company offset an amount equal to the missing 94,910 shares multiplied by $2.50 per share, or $237,275, against the outstanding principal of the promissory note dated July 1999 issued to AICH. The Company has no knowledge of any sales of restricted stock made by AICH.

     As the AICH shares were issued for no consideration (but rather for services), a fair value had to be determined in order for the Company to record an expense. The value assigned to the 600,000 shares is $2.50 per share and is based upon an arm's length transaction that occurred at approximately the same time as the AICH issuance and provides an insight as to the market value of the securities. As a result of the issuance, an amount of $1,500,000 has been charged to the consolidated statement of loss and comprehensive loss for the year ended June 30, 1999.

     The Company is primarily engaged in two major business segments: Voice and Data and electronic messaging. The Company's Voice and Data segment (referred to as the "Voice & Data Division") is a value-add distributor of communication systems and data applications for financial traders and emergency services operations. The Company's electronic messaging segment (referred to as the "Flexemessaging Division") provides customers with a global enhanced fax and email broadcast services originating from the customers' desktop personal computer ("PC") or the Internet. The enhanced fax and email broadcast service allows clients to prepare documents for distribution and send them directly from their PC to the Flexemessaging network for distribution worldwide. Clients dial into the Flexemessaging service using a modem or via the Web interface. The Company specializes in large scale messaging or "broadcast" distribution whereby the same document(s) is sent to multiple recipients. Once the document(s), together with the fax numbers and email addresses of the recipients have been received by Flexemessaging Division they are distributed by the Division via various carriers to the recipients anywhere in the world.

     The Company presently operates through eight subsidiaries incorporated under the laws of New South Wales, Australia and Singapore, with 55 employees, including 50 fulltime employees as at June 30, 2000. One of the eight subsidiaries of the acquired TWG is a wholly owned subsidiary called Trade Wind Marketing Pty Ltd ("TWM"), a New South Wales, Australian corporation. The Company's above-described operating divisions operate under TWM using the trade-name of `Flexemessaging Global Services' and `Trade Center Products'. The Company's principal office is located in Sydney, Australia. The Company's assets consist of office equipment, leasehold improvements and the value of its ongoing business operations.

     With all of the Company's operations being foreign, management of the Company has considered reorganizing the Company to a foreign jurisdiction in order to more efficiently and cost-effectively manage the Company's operations. Further, as the Company's operations are predominately centered in Australia, management believes that upon reorganization offshore the Company would be better able to avail itself to foreign financing. Management has considered an exchange offer proposal from its major shareholder, TWC, whereby the Company would become a wholly owned subsidiary of TWC and TWC would then merge the Company into a newly created subsidiary located in Bermuda. Under this proposal, TWC would become the successor issuer to the Company (pursuant to Rule 12g-3(a) and (f) of the Securities Exchange Act of 1934, as amended) providing the shareholders with the continued benefit of the Company's present reporting status through TWC, as well as TWC's existing listing on the Canadian Ventures Exchange. The Company would also then be reorganized under the laws of Bermuda which will allow management to more efficiently and cost effectively manage the Company and seek to raise funds in Australia and Canada where the Company and TWC's reputations are better known. On September 1, 2000, the Board of Directors approved the exchange offer upon determining the offer would be in the best interest of the Company. The Board requested and received an opinion of Horwath Investment Services Pty Ltd supporting its determination that the exchange ratio and transaction is fair and reasonable. Accordingly, the Company will present the matter for a vote to the shareholders at a special meeting to be held no later than March 15, 2001. Specifically, TWC proposes to exchange 1.754880714 of its shares for each outstanding share of common stock of the Company on the record date of October 5, 2000 pursuant to the terms of an Arrangement Agreement and in accordance with Section 99 of the Bermuda Companies Act and the Idaho General Business Corporations Laws. TWC Shareholders approved the exchange transaction on November 9, 2000 at a special meeting of shareholders.

OVERVIEW

FLEXEMESSAGING DIVISION

     Flexemessaging Global Services ("Flexemessaging") was initially started about 6 years ago when the Company saw the growing need for sending information by fax efficiently to multiple destinations. It was envisaged that the world would be sending their messages from the desktop rather than from the fax machine. Thus all future development would be based on the digital environment of the desktop. The Company purchased a software application utilizing a Tandem Computer and enhanced its functionality and efficiency. The Company then gradually established a global network with remote nodes, which are industrial PC's with fax cards, in international centers such as London, New York, Hong Kong, Tokyo, Singapore, Wellington, Auckland and most of the major cities in Australia. Presently the Company has out-sourced the international portion of its networking function to Premiere Information Systems Pty Limited ("Premiere"), a subsidiary of Premiere Technologies Inc., a communications company based in Atlanta, Georgia, in order to reduce the high costs of maintaining such a network for its own use.

Product and Market Evolution

     Flexemessaging today is a digital fax and email broadcasting service which distributes a document from a user's desktop to potentially thousands of recipients' fax machines and/or PCs and earns revenue based on a fee per minute or fee per page basis. The software enables standalone or networked PC users to connect to the network for fast transmission to worldwide recipients. The Division is constantly committed to providing value add services to its customers and has addressed this by focusing on product differentiation. The Division has introduced two new products during the fiscal year and plans to offer a new specialized email service in the second quarter of the forthcoming fiscal year. The service offers a number of key features:

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

     The Company's Gateway technology has allowed its delivery infrastructure to be modified so that it may interface with more than one network at a time. For example, it allows for e-mail traffic to be delivered to a high speed internet service, while passing off fax traffic to the Premiere network. The development of the Gateway technology has provided the following benefits: it has streamlined the ability of the Flexemessaging clients to send the same document to a mixture of e-mail and fax addresses in the same broadcast; it unlocked Flexemessaging's dependence on a customized network controlled by a mainframe computer; and it has enabled rapid development of product enhancements and the easy and sophisticated handling of different file formats, such as "tif" for fax transmission or attachments and "pdf" for email attachments within the same document for broadcast. The Web page technology is a web user interface that allows clients to send lists and documents to Flexemessaging via the internet for broadcast. The Gateway technology will be further enhanced in order to meet the objective of facilitating delivery to a wide range of delivery platforms.

     The use of email and other forms of Internet-based messaging are also growing at an even greater rate. These methods are complementary to, rather than competitive with, fax broadcasts as each are suited to particular tasks. Accordingly, Flexemessaging now offers the capability of broadcasts that combine fax and email addresses, with the added option of Web-browser access to its network, leaving the choice of method to the senders, based on their customers' preferences. The next stage of the Company's evolution is to provide a high degree of specialist value added services across all messaging technologies and become involved in the growth of technologies, such as email marketing and ecommerce, where messaging forms an essential part of the service.

     Products and services currently offered are:

     o    Flexemessaging

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

Growth Record

     Flexemessaging has increased its volume of delivered fax minutes from 280,000 in 1995 to 20.2 million per annum for the year ended June 30, 2000.

Strategy for Future Growth

     The Company recognizes that for strong growth in the future it has to reposition itself into the broad-based electronic messaging market and focus on specific services and market channels to provide value added services. The Company has identified the need to move from its reliance on faxing technology and its use of a fax only global network in order to share more in the high growth in the Internet and new forms of messaging technology. The first step has been the strategic alliance with Premiere, whereby Flexemessaging has out-sourced the delivery of its international fax traffic to the Premiere network.

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

     By repositioning in this way the Company can seize opportunities that may present themselves to move into yet other growth areas, such as ecommerce, unified messaging, m-commerce or other growing markets. This is where the Company can take advantage of the fact that messaging technology has to be included as an essential part of the business. The Company's growing position in call centers is expected to open up new opportunities for electronic messaging, universal messaging, messaging/email outsourcing and ecommerce.

VOICE AND DATA DIVISION

     The Voice and Data Division is a leading systems integrator and distributor of data and communications applications in Australia and New Zealand, providing effective solutions to the critical needs of clients across many sectors. This is evidenced by the dominant market position held in the Australian dealing room market, as the Company has installed more systems consisting of more positions (each trader occupies a position) than any of its industry competitors and is based on its own internal research. A dealing room consists of dedicated voice systems, which are specially designed and developed, highly reliable voice switching systems capable of handling multiple simultaneous calls, for financial traders. The Division has established market leadership in `instant-access' or `turret' voice systems in many of these key areas in Australia, with over 50% market share in the Australian financial markets, and approximately 80% in Australian emergency services - (these figures are based upon internal research). This is in addition to a steadily growing market share of the broader `command-control' sector including airlines, utilities, defense and other areas of government. A dealing room is made up of specially designed, highly reliable, voice switching systems able to handle multiple simultaneous calls to/from the financial traders.

     This Division has maintained operating profits since its establishment. The Company plans to expand its opportunities in the Voice and Data Division through the call center market and related applications. Call centers are growing in Australia and Asia at an annual rate of 25% (source: New South Wales Government report) and there is increasing demand for more sophisticated and cost-effective technology. This Division is ideally situated to capitalize on this growing trend with a range of world-class products. The Company has entered into a distributor agreement with IPC Information Systems ("IPC"), a New York corporation (NASDAQ: IPI) which is involved in the delivery of integrated multimedia communications solutions to the financial trading industry, to distribute IPC Turret systems in Australia. This relationship has done extremely well and is expected to continue to produce good results. This relationship complements the Voice and Data Division call center operations that supply Rockwell Electronic Commerce ("Rockwell") with solutions and related activities to handle the continuing convergence between dealing room operations and call center operations. Rockwell is a subsidiary of Rockwell International (NYSE:
ROK), a global electronics company with operations in industrial automation, avionics and communications, and electronic commerce.

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

     o    Pipkins Inc, - `Maxima Advantage' Workforce Management software

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

Major Project Installations.

     Among the major project installations secured by the Company in the last year were as follows (none of these installations represents a large percentage of the Company's business for accounting purposes, except for one):

     o    Vodafone - Call Center Workforce Management System

     o Emergency Services and Fire Brigade Services - digital voice communication and callout systems with multi-location networking, paging and computer-aided dispatch (CAD) systems integration.

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

     THE FUTURE IN CALL CENTERS

     The Company began its operations in this Division with a core product distributed from V Band, which recently filed for protection under Chapter 11 of the US Bankruptcy Code. V Band was acquired by its major competitor, IPC. The Company and IPC have entered into a nonexclusive distributorship agreement naming the Company as an Australian distributor for IPC products.

     The Company recognized over three years ago that it had to diversify out of the financial market for voice turrets as the financial market was consolidating. The market chosen to diversify into was the call center market. Call Centers are evolving into versatile `customer interaction centers' facilitating contact by telephone, email, fax or a Web browser. The Voice & Data Division is targeting this stage of development (which will also offer messaging opportunities to Flexemessaging Division). The new generation of call centers provides opportunities for sales of new systems and change-outs of older technology.

     Call centers used to refer mainly to communications cost centers dealing with large volumes of inbound calls organized around Automatic Call Distribution
(ACD) or `queuing systems'. More recently the concept has been extended to include varying mixes of outbound as well as inbound call handling but call centers are still viewed largely as systems for bulk-processing of telephone traffic. However, business and government organizations need a variety of systems to communicate with clients, employees, business partners and the public and call centers are now evolving into `customer interaction centers', facilitating contact by telephone, email, fax or a Web browser.

     Call centers can operate independently of the location of their customers, even across international borders, and Australia is capitalizing on that flexibility. Regional and international call centers are being installed in Australia because of its lower staffing and establishment costs and multilingual workforce. According to New South Wales Government Reports, the call center market in Australia is growing at the rate of around 25% per annum. An estimated 550 call centers are now operating in Australia, employing approximately 50,000 people with an annual expenditure of $1.2 billion. A market study by Price Waterhouse/ACA estimated the growth of this market in Australia at 20% annually. Other sources, such as the New South Wales Department of State & Regional Development, put this growth at 25%. According to their 1998 report, the greater Sydney area is home to half the international call centers operating in the Asia Pacific region.

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

OPERATIONAL CONCERNS

     International Operations. As the Company's operations are internationally
     ------------------------
based, such operations are subject to numerous inherent risks beyond the Company's control, including political and economic conditions affecting the countries of operation. The Company's international business activities may include difficulties in staffing and managing international operations, currency fluctuations and currency management issues, difficulties in collecting accounts receivable, imposition of public sector controls, trade and tariffs restrictions, price or exchange controls, limitations on repatriation of earnings, longer payment cycles, political and economic instability, seasonal fluctuations in business activity during the summer months, foreign tax consequences and the burdens of complying with a wide variety of foreign laws and regulations.

     The Company's revenues from countries other than Australia represent less than 10% of its total revenue. The Company presently is not faced with any significant operational risks, including regulatory compliance risks, from other countries in which it operates than Australia. However, as the Company's revenue derived from such countries continues to grow, the Company may experience increased risk due to the above factors.

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

Suppliers/Service Providers.
---------------------------

     Dependence on Key Suppliers. Should any of the Company's key suppliers experience difficulty in providing product in a timely manner, this could adversely effect the Company's revenues and reputation in the market. Additionally, the failure on the part of these suppliers to develop and manufacture or supply new or enhanced products or software that meet or anticipate technological changes on a timely and cost-competitive basis could have a materially adverse effect on the Company's financial condition and results of operations. Key suppliers are:

     IPC - Non-exclusive distribution agreement dated August 30, 1999 for Australia for an initial term of two years, with automatic extension thereafter, unless terminated in writing upon giving 60 days notice. A performance criterion of $2 million in sales per year is required under the contract. If this is not achieved, IPC may terminate the agreement upon written notice.

     Premiere - Exclusive agreement dated December 2, 1999 with Premiere to carry all the fax broadcast traffic for a period of 12-24 months subject to service and pricing criteria. This agreement is automatically renewed subject to a six (6) month cancellation notice by either party.

     Witness - Non-exclusive distribution agreement dated May 6, 1999 for Australia for an initial three year period. Thereafter it may be renewed for successive one year periods by mutual agreement. Termination upon giving 60 days notice or on breach of contract. Performance criteria of $500,000,$1,000,000 and $1,500,000 in years 1, 2 and 3 respectively.

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

     Trend Micro - An agreement dated February 21, 2000 with Trend Micro to supply up to date virus scanning software on the Flexemessaging Gateway for an initial period of two years with automatic extension. Termination upon giving 60 days notice.

     Agreement with IPC For the year ended June 30, 2000, sales of the IPC products accounted for 47% of the sales of the Voice and Data Division. IPC, a previous competitor to V Band, has acquired V Band and the Company has been appointed the Australian distributor of IPC products. Under the new distributorship arrangement with IPC, margins on sales and costs to support these systems are similar to those of supporting V Band products.

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

     Reliance on third parties A substantial portion of the Company's total revenues are derived from the sale of products manufactured by third parties and the provision of professional services in connection with the sale and maintenance of such products. As a result, any factor adversely affecting such distribution rights or services would have a material adverse effect on the Company's business and results of operations.

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

     Regulation of broadcast faxing and emailing - In recent years, legislation has been enacted in the United States, Europe, Australia and other countries restricting fax or Email broadcasting especially by businesses to private numbers/addresses. Similar restrictions are starting to appear governing business-to-business fax broadcasting and this may have an adverse affect on the Company's business and results. Current trends in regulation of electronic messaging are that messages should only be sent to those that want the information in the message or have "opted in" to receive specific types of information from time to time. The Company is not aware if the Company's customers have obtained `opt in' status from the recipients to whom they intend to send their messages.

Competition and Competitive Business Conditions.
-----------------------------------------------

     Competition - The Company's Voice and Data Division operates in a highly competitive environment. The markets in which the Company operates are comprised of a substantial number of global and regional competitors, many of which have greater financial, engineering, manufacturing and other resources than the Company. Competing with such companies will require continued investment by the Company in engineering, research and development, marketing and customer service and support. Future profitability will depend upon broader market penetration that the Company has yet to secure. The fax broadcast and messaging industry is intensely competitive and served by a wide range of companies, including major telephone service providers, ISPs in developed countries and other companies specializing in providing fax services. Many of these companies have significantly greater financial resources and reach than the Company and extensive established networks. Typically, Flexemessaging does not have long-term contractual agreements with its clients and there can be no assurance that its clients will continue to transact business with the Company in the future. In addition, there can be no assurance that clients will not elect to use alternatives to Flexemessaging's fax or messaging communications services, such as the Internet, to carry such communications or that companies offering such alternatives will not develop product features or pricing policies which are more attractive to clients than those offered by the Company. Such competition companies may also invite partnering or joint venture arrangements with the Company in one country under a mutual agreement but still remain a strong competitor to the Company in others. This could require the Company to adapt or change out its technology to achieve such partnering or joint venture relationships.

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

     Reliance on computer and communications systems - The Company's business is highly dependent on its computer and telecommunications systems and those of others, such as Premiere, for the operation and quality of service of the

Flexemessaging system. The temporary or permanent loss of all or a portion of any system, for whatever reason, could have a materially adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Telephone Services - In broadcasting faxes or other messaging technologies, Flexemessaging is highly dependent on telephone service provided by local and long distance telephone companies in countries throughout the world. The quality and availability of telephone service varies and in some areas is limited. Any significant interruption in telephone service could adversely affect the Company. Rate increases imposed by telephone companies where Flexemessaging operates nodes will increase the Company's tariffs from Premiere and could adversely affect its financial condition and results of operations. There can be no assurance that an act of sabotage, technical failure, natural disaster or similar event would not cause the failure of a telephone network, other portions of the network or one of the switching facilities as a whole, resulting in the interruption of the Company's services. Such an interruption of service could have a material adverse impact on the Company's business, financial condition and operations.

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

     Dependence on key customers - Flexemessaging derives a significant portion of its revenues from a relatively small number of customers and there and there is no assurance that such customers will continue to provide the same levels of revenue in the future.

     Concentration of Clients in the Financial Services Industry - Historically, a significant portion of the Company's revenues have been derived from sales to clients in the financial services industry. If the financial services industry suffers an economic downturn, it is likely that the Company would experience a decline in revenues, which could have a materially adverse effect on the Company's financial condition and results of operations. During the year ended June 30, 2000, a voice dealing system was installed generating 16% of the total revenues of the Company for the year.

Technology.
----------

     Lack of Patentable Technology - The Company owns no patentable technology. None of the Company's distributorship agreements provide the Company with exclusive proprietary technology and there can be no assurance that the Company will be able to sustain a competitive advantage against other firms with access to the same technology.

     Dependence on unpatented proprietary know-how - Unlike certain of its competitors, Flexemessaging relies on unpatented proprietary know-how. This know-how, or in house knowledge concerning the underlying concepts and operational methods of its technology cannot be patented. While the Company employs various methods to protect its know-how, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how, obtain access thereto or develop a more efficient system.

     Technology Risk. The market for the Company's products and services is
     ---------------
characterized by rapidly changing technology, frequent new product introductions, evolving industry standards and evolving methods of building and operating communications systems. The Company's ability to compete effectively is dependent upon its ongoing significant investment in software development and telecommunications technology by continuing to enhance its current services, and develop and introduce new services and products in a timely fashion. There can be no assurance that the Company will be successful in anticipating or adapting to technological changes or in selecting and developing new and enhanced technology on a timely basis. Future technological advances in the continually changing telecommunications industry may result in the availability of new services, products or methods of electronic document delivery that could compete with the document distribution services currently provided by Flexemessaging.

Moreover, decreases in the cost of existing products or services could enable the Company's current or potential clients to fulfill their own needs for electronic document distribution services more cost efficiently than through the use of the Company's services. The Company could be adversely affected in the event of such technological change, or if such changes in technology enable additional companies to offer services which could replace some or all of the services presently offered by Flexemessaging.

COMPETITION

     The Company's competition is very strong and consists of large carriers, ISPs as well as new start up industries. For the Flexemessaging Division such competitors include PTEK Holdings (incorporating Xpedite), NetMoves (formally FaxSav), Newsnet.com, AAPT or other carriers and ISPs, in addition to some large media companies distributing news releases, and some startup companies offering "free" fax services. The competitors for Voice and Data include British Telecom, Lucent Technologies, Nice, Blue Pumpkin, Hanson, NEC, Nortel and any Company offering call center services, products or solutions.

ITEM 2.   DESCRIPTION OF PROPERTY

     All Company property is leased. The Company currently operates from the following offices:

     Australia, Sydney        27th floor Grosvenor Place    Head Office address for       Lease expires
                              225 George Street Sydney      all companies of Trade        on 31 July 2001
                              NSW 2000  Australia           Wind Communications
                                                            Limited and Flexemessaging

     Australia, Sydney        210 George Street             Voice and Data                Lease expires
                              NSW 2000 Australia                                          on 30 June 2002

     Australia, Melbourne     Level 7, Royal Insurance      Flexemessaging                Monthly tenancy
                              Building                      Voice & Data
                              440 Collins Street
                              Melbourne Victoria 3000

     Property occupied is currently adequate for the Company's needs.

ITEM 3.   LEGAL PROCEEDINGS

     There is no material litigation pending or threatened by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to security holders for a vote. The Board of Directors will present a matter to vote to the shareholders concerning the proposed exchange offer made by its majority shareholder, TWC, during the third quarter of this fiscal year. The Board will call a special meeting of shareholders to be held no later than March 15, 2001 regarding this matter.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is presently quoted in the pink sheets. The Company's common stock commenced trading on the "Over-the-Counter Bulletin Board" in April 1999 at $3.00 per share under the symbol of "FLXM". Quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                                        High Bid               Low Bid
                                        --------               -------

Qtr ended June 30, 1999                   4.50                   3.00

Qtr ended September 30, 1999             3.375                   2.00

Qtr ended December 31, 1999              4.825                   4.53

Qtr ended March 31, 2000*               6.6875                  3.125

Qtr ended June 30, 2000*                 3.375                    .55

Qtr ended September 30, 2000              1.15                    .45

Qtr ended December 31, 2000              1.012                   .301

-------------------
*  as provided by Pink Sheets LLC

     As of April 2000, the Company was delisted from the Over-the-Counter Bulletin Board. The Company will not be able to relist and trade on the Over-the-Counter Bulletin Board until it is granted clearance from the Securities and Exchange Commission on its Registration Statement on Form 10-SB/A.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The core elements of the Company's business are messaging and communications represented by the Company's two operating divisions, Flexemessaging and Voice & Data. The Company offers a range of quality products and solutions in both of these markets. The expansion of digital messaging is particularly strong and the Flexemessaging Division is rapidly broadening its offerings to meet customer demand. Similarly, in the systems market, the convergence of computer technology with telecommunications infrastructures has created a demand for ever-increasing functionality. The Voice & Data Division markets a range of products designed to take advantage of some of these opportunities within its targeted niches of financial trading, command/control centers and call centers.

     In connection with their report on our consolidated financial statements for the years ended June 30, 2000 and 1999, BDO International, our independent auditors, raised substantial doubt about our ability to continue as a going concern because of recurring losses from operations and a net working capital deficiency. See Note 1c to the Consolidated Financial Statements as well as the section on Liquidity and Capital Resources, below, for discussion.

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

     As a result of the reverse acquisition of TWG by the Company completed in February 1999, the historical financial information and financial statements presented herein are those of TWG, the accounting acquirer and predecessor of the Company. Thus, the financial position and results of operation of the Company were recorded in Australian dollars, the functional currency, and have been converted to US dollars.

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

COMBINED RESULTS OF OPERATIONS

     Combined revenues increased by 17% to $10,945,636 for the year ended June 30, 2000, compared to $9,108,219 for the year ended June 30, 1999. Cost of sales increased to $6,272,211, up from $4,835,707 in the prior year. Cost of sales as a percentage of revenue was 57%, up from 53% in the corresponding period. Total operating expenses before reorganization costs decreased 23% to $5,560,973 from $7,213,499 in the prior year. Total operating expenses for the year ended June 30, 1999 include a charge of $1,500,000 relating to performance shares issued for no consideration to AICH. The value assigned to these shares is based upon arm's length transactions that occurred at approximately the same time as the AICH issuance and provides an insight as to the market value of the securities. Total operating expenses after reorganization costs decreased 12% to $6,376,686 from $7,213,499 in the prior year. A net loss before reorganization costs for the year ended June 30, 2000 of $943,813 was reported, which represented a 73% improvement from the net loss reported for the year ended June 30, 1999 of $3,537,411. A net loss after reorganization costs for the year ended June 30, 2000 of $1,759,526 was reported, which was a 50% improvement from the net loss reported for the year ended June 30, 1999 of $3,537,411.

     A detailed explanation of the results by operating division follows.

FLEXEMESSAGING DIVISION

     Revenues. Flexemessaging revenue increased 5% to $3,627,309 for the year ended June 30, 2000 from $3,447,030 for the year ended June 30, 1999. Revenue increased as a result of a stronger focus being placed on account management as well as on product differentiation and branding. During the year, two new products were launched: Flexemedia - a value add delivery service for the dissemination of news and press releases to a media database, maintained by the Flexemessaging Division; and Flexedirect - a value add fax broadcast service allowing full personalization and customization. This allows customers to combine a template with a database, ensuring that each recipient receives data specific to himself/herself. Flexedirect was launched late in the fourth quarter.

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

     Cost of sales. Cost of sales comprises local access charges, leased network backbone circuit expenses, line rental, distributors' commission, software maintenance and support, and domestic, long distance and international termination charges. These are variable costs based on actual volumes. Cost of sales amounted to $1,943,288 for the year ended June 30, 2000 compared to

$2,219,827 for the prior year. Cost of sales as a percentage of revenue decreased to 54% for the year ended June 30, 2000, compared to 64% for the corresponding period since the costs associated with the Company's network infrastructure, such as local access charges, leased network backbone circuit expenses, and line rental, have been out-sourced to Premiere.

     Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation and other expenses incurred in running the Company's operations. Total operating expenses before reorganization costs for the year ended June 30, 2000 amounted to $2,192,160 compared to $2,596,181 in the corresponding period. Total operating expenses after reorganization costs for the year ended June 30, 2000 amounted to $2,843,695 compared to $2,596,181 in the corresponding period. Depreciation decreased to $214,780 for the year ended June 30, 2000, compared to $304,409 in the prior year, as a result of network equipment being written down upon the service being out-sourced to Premiere.

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

LIQUIDITY AND CAPITAL RESOURCES FOR THE FISCAL YEARS ENDED JUNE 30, 2000 AND
1999

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. In connection with their report on our consolidated financial statements for the years ended June 30, 2000 and 1999, BDO International, our independent auditors, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flows from operations. See Note 1c to the Consolidated Financial Statements for discussion.

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

     In September 1997, the Company arranged an unlimited working capital-based facility with Scottish Pacific Business Finance Limited ("Scottish Pacific"), in respect of the Australian domiciled customers of Flexemessaging Global Services. In accordance with Scottish Pacific lending criteria, this facility has been secured by a lien over the assets of Trade Wind Marketing Pty Ltd (a wholly owned subsidiary of TWG) as well as guarantees by TWG and its subsidiaries. Interest is charged at the highest of the prevailing rates of either Westpac Banking Corporation, Australia and New Zealand Banking Group Limited or National Australia Bank Limited plus a margin of 2%. The prevailing interest rate at June 30, 2000 was 10.39% (1999: 10.93%). Funds under the facility are advanced based on sales invoices with repayment of such advanced funds being made from payments received relating to the invoices and other working capital and external sources. The outstanding balance owing to Scottish Pacific as at June 30, 2000 was $36,249. The original term of this agreement was for a 12-month period with automatic renewal. This agreement may be terminated by Scottish Pacific by giving one month's notice or by the Company giving three month's notice. If the Company terminated this facility, paying off the outstanding balance would result in the Company having direct access to all the receipts on the outstanding invoices for working capital purposes.

     As a result of the Flexemessaging Division beginning to report a profit since February 2000, cash generated from operating activities was $1,004,631 for the year ended June 30, 2000, compared to $1,823,623 used in operating activities for the year ended June 30, 1999. Accounts receivable decreased $350,899 to $1,548,815 from $1,899,714 for the year ended June 30, 1999 as a result of better credit management and more focus being placed on collections and receipt of outstanding receivables. Accounts payable and other accruals increased by $1,129,143 compared to a reduction of $1,024,398 in the prior comparative year, mainly as a result of trade payables incurred in the fourth quarter that will be paid after year end, as well as a general increase in trading activity.

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

ITEM 7.   FINANCIAL STATEMENTS (SEE PART F/S BELOW)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The directors and officers of the Company are as follows:

     NAME                     AGE         POSITION
     ----                     ---         --------

     Nicholas Bird            62          CEO, President and Director

     Frank Favretto           48          Director

     Martin McCarthy          44          Director

NICHOLAS BIRD is a cofounder of TWC and has extensive engineering and managerial experience, especially in South East Asia. In 1970, he joined Philips Telecommunications Industries, Hilversum, Holland in their Singapore operation and was soon promoted to Regional Manager of South East Asia for Telecommunications and Data Systems. During this time, he set up a telecommunications factory in Singapore for PABX and application development. Until 1981, Mr. Bird led Philips Telecommunications' Singapore operation in becoming a market leader in most of its chosen areas, increasing annual revenues of S$250,000 to in excess of S$20 million. Philips transferred Mr. Bird to Australia in 1985 as its Group Product Manager, Telecommunications and Data Systems. In this position, he was responsible for strategy and direction to make the Australian operations profitable. Philips instructed its Australian Company to rationalize its operations. This eventually led to a management buyout. He participated in the buyout and founded Trade Wind Technologies Pty Ltd (formerly known as Trade Wind Communications Pty Ltd) in December 1986. He has been significant in the growth and development of TWC and he now uses his expertise for the continued growth of the Company in the capacity of Chief Executive Officer. Mr. Bird was appointed as Chief Executive Officer and as a Director to the Board of Directors of the Company on February 5, 1999.

FRANK FAVRETTO is a Chartered Accountant in Australia and is the non-executive director of AusAsean Management Ltd., an Australian private Company and Chairman of Coms21 Limited, an Australian public Company. Mr. Favretto established Bankers Trust Australia's stock-broking operations in 1984 and held the positions of Chairman and nonmember director of its Australian Stock Exchange membership from 1984 to 1991. In 1991, he became Executive Vice-President of Bankers Trust Australia's equity underwriting committee. In this role, Mr. Favretto gained considerable experience in private and public capital raisings. He was appointed a Director of TWC in November, 1996 and has been appointed to the Board of Directors of the Company since completion of the reverse acquisition of SVI in February 1999.

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

ITEM 10.  EXECUTIVE COMPENSATION

     The Company does not currently compensate any executive directly. Nicholas Bird is employed by TWG, the Company's operating subsidiary, under the terms of an employment agreement that provides for discretionary incentive compensation, including without limitation, the grant of unvested options of the Company's common stock and bonuses. For the year ended June 30, 2000, Mr. Bird received total remuneration of $132,394 (1999: $81,543; 1998: $91,209), which comprised a base salary of $85,117 (1999: $41,713; 1998: $65,620), and other compensation, comprising superannuation contributions (similar to defined contribution plans) and life insurance premiums of $47,277 (1999: $39,830; 1998: $25,589).

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

EMPLOYMENT AGREEMENTS

     The Company currently has no employment agreement with any of its employees. Certain employees have appointment letters that set out the standard terms and conditions of employment but do not incorporate any contractual obligations on employees to remain in the employ of the Company. Nicholas Bird is an employed by TWG, the Company's operating subsidiary, under the terms of an employment agreement dated March 11, 1999 that provides for discretionary incentive compensation, including without limitation, the grant of unvested options of the Company's common stock and bonuses.

The compensation to be provided to Mr. Bird during the term of his agreement is as follows:

     1. an annual salary of $197,027 exclusive of mandatory superannuation contributions, with the salary to be increased annually by a minimum of 5%;

     2. performance based bonuses, if relevant performance criteria, determined by the Board of Directors, TWG and other parent companies from time to time are achieved;

     3. life and disability insurance with the insurance proceeds to be paid to Mrs. A. .J. Bird;

     4. financial tax advice provided by the Company's or TWG's auditors or financial consultants;

     5. company vehicle (including all reasonable operation costs) or a mutually agreed allowance in lieu of a vehicle; and

     6. costs and maintenance of a telephone line, fax line and security to the employee's residence including costs of calls.

     The initial term of the employment agreement is for five years and will continue in force thereafter until terminated by either party on two months' notice. Either party may terminate the employment agreement after the expiration of three years, provided six months' written notice is given. TWG may terminate the employment agreement at any time upon the occurrence of certain stated events. If TWG wishes to terminate the employment agreement without giving the required notice, TWG is required to pay Mr. Bird the greater of an amount equal to his annual salary package for the balance of the term or equal to his annual salary package for the last 18 month period of the term.

     The employment agreement may also be terminated by either party immediately upon the earlier of any of the following events (individually, a "Termination Event"), in which case TWG must pay Mr. Bird an amount not less than the greater of his salary package for the balance of the term or his salary package for the preceding 12 months:

     o any person or group of persons associated with each other becoming the beneficial owner, directly or indirectly, of more than 40% of the total issued shares of TWG or any holding company of TWG;

     o any person or group of persons associated with each other who are principally engaged in a business which is competitive with the business carried on by the TWG becoming the beneficial owner, directly or indirectly, of more than 20% of the issued shares of TWG or a holding company of TWG; and

     o TWG or a holding company of TWG merging with or into another person or selling, assigning, conveying, transferring, leasing or otherwise disposing of all or potentially all of the assets of TWG to any person, or any person merging with or into TWG or a holding company of

          TWG, in each case pursuant to a transaction in which the issued shares of TWG or a holding company of TWG are converted into or exchanged for cash, securities or other property.

     Mr. Bird has agreed during the terms of his employment not to be actively engaged or interested, directly or indirectly, in any capacity whatsoever, in any employment other than in connection with the business conducted by TWG during the term of his employment and for one year after the expiry of the employment agreement, except where the agreement is terminated following a Termination Event. Mr. Bird may, however, hold securities in a company or be the beneficiary of a trust, which holds securities in a company, which may carry, on business in competition with TWG.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as the securities of the Company beneficially owned by all directors and officers of the Company. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the stock shown.


  -------------------------------- ----------------------------- -----------------------------
              NAME(1)                    NUMBER OF SHARES         PERCENTAGE OF OUTSTANDING
                                                                          SHARES(2)
  -------------------------------- ----------------------------- -----------------------------
  Trade Wind                                8,800,000                        86.3%
  Communications Limited
  -------------------------------- ----------------------------- -----------------------------
  Nicholas Bird(3)                          1,276,973                        12.5%
  -------------------------------- ----------------------------- -----------------------------
  Martin McCarthy(4)                          231,314                         2.3%
  -------------------------------- ----------------------------- -----------------------------
  Frank Favretto(5)                           168,307                         1.7%
  -------------------------------- ----------------------------- -----------------------------
  All officers and Directors as             1,676,594                        16.4%
  a group (3 persons)
  -------------------------------- ----------------------------- -----------------------------

(1) Except as otherwise indicated, the address for each of the named individuals is c/o Flexemessaging.com, Inc., Level 27 Grosvenor Place, 225 George Street, Sydney NSW 2000, Australia.

(2) Except as otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within sixty (60) days pursuant to the exercise of warrants or options are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(3) Represents shares held by Trade Wind Communications Limited of which Skyglen Pty Limited, an Australian trust company, is a shareholder. Mr. Nicholas Bird is trustee of Skyglen Pty Limited. Mr. Bird is a member of the Board of Directors of Trade Wind Communications. Mr. Bird disclaims beneficial ownership with respect to the shares of the Company's common stock owned by Trade Wind Communications Limited. Mr. Bird is a director of the Company and is President and Chief Executive Officer of the Company.

(4) Represents shares held by Trade Wind Communications Limited of which Mr. Martin McCarthy is a shareholder. Mr. McCarthy has no control over Trade Wind Communications Limited or power to direct Trade Wind Communications' voting or disposition of its interest in the Company's common stock. Thus, Mr. McCarthy disclaims beneficial ownership with respect to the shares of the Company's common stock owned by Trade Wind Communications Limited. Mr. McCarthy is a director of the Company.

(5) Represents shares held by Trade Wind Communications Limited of which Valazco Pty Limited, an Australian trust company, is a shareholder. Mr. Frank Favretto is trustee of Valazco Pty Limited. Mr. Favretto disclaims beneficial ownership with respect to the shares of the Company's common stock owned by Trade Wind Communications Limited. Mr. Favretto is a director of the Company.

     Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

     The balance of the Company's securities are held by approximately thirty-one persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no related party transactions or any other transactions or relationships during the year ended June 30, 2000 that are required to be disclosed.

     Subsequent to the year end, management of the Company has considered reorganizing the Company to a foreign jurisdiction in order to more efficiently and cost-effectively manage the Company's operations as well as avail itself to foreign financing. The Board of Directors have approved an exchange offer proposal from its major shareholder, TWC, whereby the Company would become a wholly owned subsidiary of TWC and TWC would then merge the Company into a newly created subsidiary located in Bermuda. Under this proposal, TWC would become the successor issuer to the Company (pursuant to Rule 12g-3(a) and (f) of the Securities Exchange Act of 1934, as amended) providing the shareholders with the continued benefit of the Company's present reporting status through TWC, as well as TWC's existing listing on the Canadian Ventures Exchange. The Company would also then be reorganized under the laws of Bermuda which will allow management to more efficiently and cost effectively manage the Company and seek to raise funds in Australia and Canada where the Company and TWC's reputations are better known. On September 1, 2000, the Board of Directors approved the exchange offer upon determining the offer would be in the best interest of the Company. The Board requested and received an opinion of Horwath Investment Services Pty Ltd supporting its determination that the exchange ratio and transaction is fair and reasonable. Accordingly, the Company will present the matter for a vote to the shareholders at a special meeting to be held no later than March 15, 2001. Specifically, TWC proposes to exchange 1.754880714 of its shares for each outstanding share of common stock of the Company on the record date of October 5, 2000 pursuant to the terms of an Arrangement Agreement and in accordance with
Section 99 of the Bermuda Companies Act and the Idaho General Business Corporations Laws. TWC shareholders approved the exchange transaction on November 9, 2000 at a special meeting of shareholders.

                                    PART F/S

FINANCIAL STATEMENTS.

     The following financial statements are attached hereto and filed as a part hereof.

     1) Table of Contents Financial Statements
     2) Independent Auditors' Report
     3) Consolidated Balance Sheet
     4) Consolidated Statements of Loss and Comprehensive Loss
     5) Consolidated Statements of Changes in Cash Flows
     6) Consolidated Statement of Stockholders' Equity
     7) Notes to Financial Statements

ITEM 13.  EXHIBIT INDEX

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

     27.1 Financial Data Schedule*

------------------------
*Previously filed

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FLEXEMESSAGING.COM, INC.
                                        (Registrant)
Date: February 2, 2001

                                        /s/ Nicholas Bird
                                        ---------------------------------------
                                        Nicholas Bird, President

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

The Company has two divisions: Voice and Data Division and Flexemessaging Division operating under the trade name of Flexemessaging Global Services. The Voice and Data Division is a specialist supplier and integrator of voice communication systems and decision support applications for dealing rooms, emergency services and other organizations with mission-critical needs. The Flexemessaging Division operates an enhanced fax broadcast service over a global network. Flexemessaging specializes in quality fax broadcasts generated from customers' desktops for delivery to any destination in the world.

SCHEDULE A          FINANCIAL INFORMATION
----------          ---------------------

                          INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS
FLEXEMESSAGING.COM, INC

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

As discussed in Note 1s, the accompanying financial statements have been restated to reflect the effect of a change in the revenue recognition policy of the Company and to reflect expense for shares issued to AICH for no consideration.

                                             BDO INTERNATIONAL
                                             CHARTERED ACCOUNTANTS
Sydney, Australia
September 28, 2000, except for Note 1s, for which the date is January 16, 2001

FLEXEMESSAGING.COM, INC.
CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------
                                                          NOTE     30 JUNE 2000
                                                                  $
CURRENT
     Cash                                                   2         1,844,917
     Receivables                                            3         1,548,815
     Inventory                                                          201,060
     Deferred charges                                                    97,642
                                                                      3,692,434

CAPITAL ASSETS                                              4           332,286
OTHER                                                       5            14,122
                                                                        346,408
                                                                      4,038,842

--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT

     Trade Creditors                                                  2,102,343
     Sundry creditors and accruals                          6           831,173
     Customer deposits                                                  820,413
     Deferred revenue                                                   265,229
     Current portion of lease obligations                   7            10,859
     Loans payable                                          8            36,249
                                                                      4,066,266

NON CURRENT

     Non current portion of lease obligations               7             9,027
     Loans payable                                          8           145,316
     Notes payable to related parties                       8           113,955
     Employee entitlements payable                                      140,027
                                                                        408,325

TOTAL LIABILITIES                                                     4,474,591

--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY/(DEFICIT)

     Common Stock, $0.001 par value; 20,000,000 shares
     Authorized; 10,200,000 shares issued                                10,200
     Preferred Stock, $0.001 par value; 5,000,000 shares
     Authorized; no shares issued                                             -
     Additional paid in capital                                       6,940,264
     Comprehensive income  foreign currency                 9           217,024
     translation
     Accumulated deficit                                             (7,603,237)
                                                                       (435,749)

                                                                      4,038,842

--------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

--------------------------------------------------------------------------------
                                                    30 JUNE         30 JUNE
                                           NOTE       2000            1999
                                                        $               $
                                                -------------      -------------
Revenues                                           10,945,636         9,108,219
                                                -------------      -------------
     Less:
     Cost of Sales                                  6,272,211         4,835,707
                                                -------------      -------------

Gross Profit                                        4,673,425         4,272,512
                                                -------------      -------------
Operating Expenses
     Network operating costs                           39,053           106,217
     Selling, general and administrative            5,158,640         5,121,234
     Shares issued for no consideration   1a, 1s            -         1,500,000
     Depreciation and amortization                    363,280           486,048
     Reorganisation Costs                    10       815,713                 -
Total operating expenses                            6,376,686         7,213,499

Loss from Operations                               (1,703,261)       (2,940,987)
                                                -------------      -------------
Other income/(expense)
     Interest paid
          -Leases                                      (3,511)           (1,436)
          -loans - short term                         (70,844)          (59,619)
          -Discount on stock issuance                       -          (550,000)
     Interest received                                 18,090            14,631
                                                -------------      -------------

Loss for the year before income tax                (1,759,526)       (3,537,411)
                                                -------------      -------------

Income tax expense                           11             -                 -
                                                -------------      -------------
Net loss                                           (1,759,526)       (3,537,411)
                                                -------------      -------------
Other comprehensive income/(loss)
Foreign currency translation adjustments               78,291           (96,431)

Comprehensive loss                                 (1,681,235)       (3,633,842)
                                                -------------      -------------

Net loss per share                                      (0.17)            (0.38)
                                                -------------      -------------

Weighted average number of shares                  10,408,333         9,300,000

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
--------------------------------------------------------------------------------
                                                  30 JUNE 2000      30 JUNE 1999
                                                -------------      -------------
                                                       $                $
                                                -------------      -------------
CASH PROVIDED/(USED) BY:

OPERATING ACTIVITIES
Operations
     Net loss for the year                         (1,759,526)       (3,537,411)
     Items not involving cash:
     Amortization                                     363,280           486,048
     Performance stock based expense                        -         1,500,000
     Write down of network equipment                  357,080                 -
     Interest expenses related to issuance of
     stock at a discount                                    -           550,000

     Increase/(decrease) from changes in:
     Accounts receivable                              350,899           224,035
     Inventory                                        105,310           (39,644)
     Deferred charges                                 450,380            (7,317)
     Accounts payable and other Accruals            1,129,143        (1,024,398)
     Income taxes                                        (111)               (3)
     Employee entitlement payable                       8,176            25,067
                                                    1,004,631        (1,823,623)

INVESTING ACTIVITIES
     Investments in:
     Capital assets - net                             (25,725)         (481,852)
                                                      (25,725)         (481,852)
FINANCING ACTIVITIES
     Loans raised                                     818,558         1,250,000
     Loans repaid                                           -        (1,000,000)
     Loan payable on securitization of debt           (38,186)            2,687
     Lease payments                                   (33,273)          (25,183)
     Proceeds on issue of stock                             -           689,571
     Contribution of capital                                -           917,435
                                                      747,099         1,834,510

(DECREASE)/INCREASE IN CASH                         1,726,005          (470,965)
Cash at beginning of year                             118,912           589,877
CASH AT END OF YEAR                                 1,844,917           118,912

SUPPLEMENTAL NONCASH INVESTING AND

FINANCING ACTIVITIES

Capital lease obligations                                   -            59,191
Loan converted to share capital                       487,275                 -
Interest                                               74,355            61,055


The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
--------------------------------------------------------------------------------

                                         COMMON STOCK
                                   ------------------------
                                                                ADDITIONAL
                                                                  PAID IN        ACCUMULATED
                                      SHARES       AMOUNT         CAPITAL          DEFICIT
                                   -----------  -----------     -----------      -----------
Balance, at June 30, 1997              680,800      506,515       1,574,378       (1,834,042)
Contributed capital                                                 481,659
                                   -----------  -----------     -----------      -----------
Net loss for the year                                                               (472,258)

                                   -----------  -----------     -----------      -----------
Balance at June 30, 1998               680,800      506,515       2,056,037       (2,306,300)
                                   -----------  -----------     -----------      -----------

Recapitalization on
  February 5, 1999 (see
  Note (a) below)                    8,119,200     (497,715)        497,715
                                   -----------  -----------     -----------      -----------

Common stock for SVI                   500,000          500            (500)
                                   -----------  -----------     -----------      -----------

Shares issued to AICH for
  Placement Agreement                  600,000          600       1,499,400
                                   -----------  -----------     -----------      -----------

Common stock issued on March 16,
   1999 @ $2.50 per share              300,000          300         749,700

Listing costs attributable to
   issuance                                                         (60,429)
Contributed capital on March 31,
   1999                                                             917,345
                                   -----------  -----------     -----------      -----------

Common stock issued on June 9,
   1999 at $1.25 per share             200,000          200         249,800
                                   -----------  -----------     -----------      -----------

Interest expense related to
   stock issued at a discount                                       550,000
                                   -----------  -----------     -----------      -----------

Net loss for the year                                                             (3,537,411)
                                   -----------  -----------     -----------      -----------

Balance, at June 30, 1999           10,400,000       10,400       6,459,068       (5,843,711)
                                   -----------  -----------     -----------      -----------

Performance shares canceled on
   May 31, 2000                       (300,000)        (300)            300
                                   -----------  -----------     -----------      -----------
Shares issued on May 31, 2000          100,000          100         249,900
                                   -----------  -----------     -----------      -----------
AICH loan converted to equity                                       237,275
                                   -----------  -----------     -----------      -----------
Net loss for the year                                                             (1,759,526)
                                   -----------  -----------     -----------      -----------
Costs attributable to issuance                                       (6,279)
                                   -----------  -----------     -----------      -----------
Balance, at June 30, 2000           10,200,000       10,200       6,940,264       (7,603,237)
                                   -----------  -----------     -----------      -----------

(a) The recapitilization that occurred on February 5, 1999 was necessary in order to adjust the issued share capital to 8,800,000 shares. As described in
Note 1 to the financial statements, Flexemessaging.com, Inc acquired the business assets of TWC, consisting of the stock of TWG, in exchange for 8,800,000 shares of common stock of Flexemessaging.com, Inc.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   ORGANIZATION

     Trade Wind Communications Limited, a Bermudan corporation, listed on the Canadian Ventures Exchange (VSE: TWC) ("TWC") entered into a business combination agreement ("Merger Agreement") on February 5, 1999 with Flexemessaging.com, Inc. (previously Siler Ventures Inc., "SVI") and Atlantic International Capital Holdings Ltd., a corporation located in Bermuda ("AICH"), to complete a reverse acquisition of Flexemessaging.com, Inc. and a financing arrangement of $3,660,000 through the sale of Flexemessaging.com, Inc. common stock pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

     On February 5, 1999, SVI entered into the Merger Agreement with TWC to purchase all of its business assets, consisting of the stock of Trade Wind Group Pty Limited ("TWG"), a wholly-owned subsidiary of TWC, incorporated on September 6, 1988. SVI was a non-operating public shell with no tangible assets and 1.1 million shares of common stock outstanding, consisting of 500,000 shares held by the former shareholders of SVI and 600,000 shares held by or for the benefit of AICH in part consideration for services rendered and in contemplation of future services to be rendered. This merger of TWG and SVI (a non-operating public shell with a tangible asset value of nil) resulted in TWG having actual or effective operating control of the combined Company after the transaction. As a result, this transaction has been treated as a capital transaction in substance, rather than a business combination and has been accounted for as a reverse acquisition. Any references to past accomplishments of the Company and its financial information, prior to the acquisition, relate solely to TWG, as combined, since SVI (now known as Flexemessaging.com, Inc.) has been inactive for several years. SVI acquired the assets of TWG in exchange for the issuance of 8.8 million shares of common stock. This valuation was based on arms length negotiation driven by ultimate ownership principles. A forward valuation (a valuation arrived at by applying a revenue multiple to the Company's future revenue stream) based on future revenues was determined and from this capitalization model, the total outstanding common stock was calculated. Thereafter, the respective equity ownership positions were negotiated. SVI continued the operations of TWG as a wholly owned operating subsidiary.

     In January 1998, TWC entered into an agreement with AICH (the "US Acquisition Agreement") to perform two tasks. First, AICH was to identify an acquisition target and secondly, AICH was to arrange for funding for TWC and its controlled entities pending completion of the acquisition of the acquisition target. Pursuant to that agreement, AICH identified SVI as an acquisition vehicle/target and assisted the Company and TWC in structuring and concluding the reverse acquisition. The transaction or reverse acquisition that resulted from the implementation of the US Acquisition Agreement was documented in the Merger Agreement. In return, the shareholders of SVI were allocated 500,000 of the Company's common stock after it had been recapitilized. The fair value of the assets and liabilities assumed in the reverse acquisition were nil.

     Per the Merger Agreement, AICH was to assist the Company in seeking to raise $3,660,000 through the sale of the Company's common stock pursuant to future private placements. AICH made an interim placement on March 16, 1999 of 300,000 shares of common stock of the Company for $750,000. As a condition of the Merger Agreement with AICH, 600,000 shares of the Company's common stock were to be issued to AICH consisting of (i) 559,016 performance shares for arranging future financing, and (ii) 40,984 shares for services rendered by AICH to assist TWC in raising capital to negotiate and complete the merger transaction. However, the former entity, SVI, erroneously issued these shares as part of its reorganization and reverse stock split undertaken pursuant to the Merger Agreement, rather than holding the shares in reserve for issuance. For this reason, the Company and AICH entered into a Lock Up Agreement in March 1999 whereby the 559,016 performance shares were to be placed in escrow and released from the restrictions set forth in the Lock Up Agreement in proportion to the funds raised by AICH, subject to a minimum of $1 million being raised.

     However, AICH did not raise the required funding within the prescribed time and the Company and AICH mutually agreed to terminate their relationship as of May 10, 2000 under the terms of a Deed of Release. As of the date of the

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Deed of Release, AICH had only raised $750,000 and thus fell short of the $1 million minimum funding level to qualify for any of the performance shares. Per the terms of the Deed of Release, AICH could convert the outstanding debt evidenced by a promissory note issued to AICH in July 1999 into equity in order to satisfy the minimum funding threshold. As a result of the conversion from debt to equity, AICH was issued 100,000 shares at $2.50 per share in May 2000.

     The Lock Up Agreement restricted 559,016 of the previously issued shares of SVI and sought to place these shares in escrow with the Company upon return of the erroneously issued shares by AICH until such time as the shares were earned by the performance of AICH. For each $1 raised by AICH for the Company, the Company would release 0.1641061 shares from escrow as earned. However, AICH never returned the 559,016 shares to the Company to be held in escrow. Prior to March 1999, AICH assisted TWC in raising funds to meet its working capital requirements through the completion of the merger under the terms of the US Acquisition Agreement and provided that AICH receive performance shares of SVI, the acquisition target, as commission upon completion of the merger in connection with raising such funds. AICH raised funds through convertible notes entitling the holders of such notes to convert the notes into the capital stock of TWC and entitling AICH to 40,984 performance shares of SVI as commission. These shares were not subject to the terms of the Lock Up Agreement nor the $1 million minimum funding threshold thereof.

     In March 1999, AICH raised $750,000 through a private placement and would be entitled to the release of 123,079 performance shares from the restrictions set forth in the Lock Up Agreement upon meeting the $1 million minimum funding threshold.

     As of May 10, 2000 and under the terms of the Deed of Release, AICH converted a portion of its outstanding debt evidenced by a promissory note issued in July 1999 to equity in the amount of $250,000 to meet the $1 million minimum funding threshold. AICH was issued 100,000 shares at a price per share of $2.50. This conversion of debt to equity entitled AICH to the additional release of 41,027 performance shares from the restrictions set forth in the Lock Up Agreement, together with the previously earned 123,079 performance shares.

     As of May 10, 2000, AICH was entitled to only 205,090 performance shares out of the 600,000 shares originally issued to AICH by SVI. Under the terms of the Lock Up Agreement and the Deed of Release, AICH was to return 394,910 shares to the Company for cancellation. However, AICH was only in possession of 300,000 shares to return for cancellation. The Company, upon receipt of the certificate evidencing the 300,000 shares, canceled the certificate and respective shares. As of May 10, 2000, under the terms of the Deed of Release, the Company offset an amount equal to the missing 94,910 shares multiplied by $2.50 per share, or $237,275, against the outstanding principal of the promissory note dated July 1999 issued to AICH. The Company has no knowledge of any sales of restricted stock made by AICH.

     As the AICH shares were issued for no consideration (but rather for services), a fair value had to be determined in order for the Company to record an expense. The value assigned to the 600,000 shares is $2.50 per share and is based upon an arm's length transaction that occurred at approximately the same time as the AICH issuance and provides an insight as to the market value of the securities. As a result of the issuance, an amount of $1,500,000 has been charged to the consolidated statement of loss and comprehensive loss for the year ended June 30, 1999.

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

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

c.   GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative losses to date of $7,603,237 that includes a net loss for the current period of $1,759,526. Management has the following objectives for the next fiscal year:

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

     The Company believe that current objectives and cash needs for operations will be funded by the sale of the account receivables of the Flexemessaging Division under a working capital based factoring facility established with Scottish Pacific Business Finance Pty Ltd. and cash profits generated from the Voice & Data and Flexemessaging Divisions. Acquisitions that the Company may decide to pursue will be funded by the issuance of shares or by cash raised from the investment community.

d.   GOODWILL AND INTANGIBLES

     Goodwill is recorded initially at the amount by which the purchase price for a business or for ownership interest in a controlled entity exceeds the fair value attributed to its net tangible assets at date of acquisition.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Goodwill is amortized on a straightline basis over a period of 10 years. Intangibles represent trademarks and customer list acquisition. Intangibles are amortized on a straightline basis over a period of 5 years.

e.   LONGLIVED ASSETS

     Longlived assets, consisting principally of capital assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset a loss is recognized for the difference between the fair value and the carrying value.

f.   INVENTORIES

     Inventories are measured at the lower of cost and net realizable value. Costs are assigned on a first-in, first-out basis and include direct materials and external direct labor. Inventory comprises finished goods consisting primarily of consoles, handsets, console cards, line cards, controller cards, power supplies, pagers and cordless telephony equipment.

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

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     ratably over the contractual periods. All direct costs incurred prior to revenue recognition are reflected as deferred charges on the balance sheet.

     Revenue is recognized on a gross basis as the Company acts as principal in the transaction, takes title to products, and assumes the risks and rewards from ownership. Under certain agreements for specified geographic regions, the Company acts as an agent and recognizes revenue on a net basis as commissions are earned. (See Note 10).

     All deferred costs relate solely to direct costs. These direct costs relate almost entirely to material supplied by the third party suppliers. In a few cases, the deferred costs relate to external labor provided by contractors in relation to data and voice line cabling. There has been no internal labor or indirect overhead cost included in the direct costs.

     Sales revenue for the Flexemessaging division is recognized upon successful transmission of fax deliveries.

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

n.   USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. The assets that required management to make significant estimates and assumptions in determining carrying values include plant and equipment and all other noncurrent assets.

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

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

r.   SALE OF ACCOUNTS RECEIVABLE

     The Company has adopted SFAS No 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company has established a factoring line with Scottish Pacific that enables the Company to sell selected accounts receivable invoices to the bank with full recourse against the Company. Pursuant to the provisions of SFAS 125, the Company reflected the transactions as a sale of assets and established an accounts receivable from Scottish Pacific for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 15% of the total accounts receivable invoice sold to the bank less 0.7% of the total invoice as an administrative fee and an annual interest loading of 2% per annum of the total outstanding accounts receivable as a finance fee. The amount owing to Scottish Pacific as at June 30, 2000 was $36,249 as compared to $74,435 as at June 30, 1999.

s.   CORRECTION OF ERROR

     The financial statements have been restated to reflect the effect of a change in the revenue recognition policy of the Company and the recording of the expense in relation to the issuance of the performance shares.

     The revenue recognition policy has been restated to recognize revenue only upon customer acceptance after completion of the installation of its voice switching systems. The prior policy was to recognize revenue upon delivery and installation of our systems, prior to customer acceptance, but only in cases where there was a high probability of customer acceptance. As a result of the change in policy, recognition of revenue and associated direct costs that previously occurred at the time of delivery and installation is now deferred until customer acceptance. The correction was quantified by identifying system sales where customer acceptance occurred in a fiscal quarter, following the fiscal quarter in which the delivery and installation of a system took place.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The Company (or SVI) issued performance shares for no consideration and as a result, a fair value had to be determined in order to record the expense. The value assigned to these 600,000 shares is $2.50 per share and is based upon arm's length transactions that occurred at approximately the same time as the AICH issuance and provides an insight as to the market value of the securities. Previously these shares were excluded from the weighted average number of shares, until May 10, 2000, when the minimum funding requirement for earning the performance shares was met and all agreements with AICH were terminated.

     This change has resulted in an increase/(decrease) on the following:

     -------------------------------------------------- ---------------
     Increase/(decrease) in:                                      1999
                                                                  ----
     -------------------------------------------------- ---------------
     Revenue                                                   234,374
     -------------------------------------------------- ---------------
     Net loss                                                1,415,210
     -------------------------------------------------- ---------------
     Net loss per share                                           0.15
     -------------------------------------------------- ---------------
     Deferred charges                                           91,238
     -------------------------------------------------- ---------------
     Deferred revenue                                          119,060
     -------------------------------------------------- ---------------
     Beginning Accumulated deficit                             112,612
     -------------------------------------------------- ---------------

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                   30 JUNE 2000
                                                                         $
                                                                   -------------
NOTE 2:   CASH
     Cash at bank and on deposit                                      1,843,118
     Cash on hand                                                         1,799
                                                                     -----------
                                                                      1,844,917
                                                                     -----------
NOTE 3:   RECEIVABLES
     Trade debtors                                                    1,408,893
     Allowance for doubtful debts                                       (40,355)
                                                                     -----------
     Other debtors                                                      180,277
                                                                     -----------
                                                                      1,548,815
                                                                     -----------
NOTE 4:   CAPITAL ASSETS

     (a)       Plant and Equipment - at cost                            733,575
               Furniture and Fittings - at cost                         102,697
               Motor Vehicles - at cost                                  78,791
               Leasehold improvements - at cost                         305,680
                                                                     -----------
               Less accumulated amortization                           (921,511)
                                                                     -----------
                                                                        299,232
                                                                     -----------
     (b)       Leased
               Leased Motor Vehicles
               Capitalized leased assets                                200,844
                                                                     -----------
               Less accumulated amortization                           (167,790)
                                                                     -----------
                                                                         33,054
                                                                     -----------

     Total

     Cost                                                             1,421,587
                                                                     -----------
     Less accumulated amortization                                   (1,089,301)
                                                                     -----------
     Cost less accumulated amortization                                 332,286
                                                                     -----------
     Depreciation periods for each class of asset are as follows:
     Plant and Equipment                                          2.5 - 4 years
     Furniture and Fittings                                             8 years
     Motor Vehicles                                                   3-4 years
     Leasehold improvements                                             8 years

NOTE 5:   OTHER NON CURRENT ASSETS

     Trademarks and customer lists                                       24,098
                                                                     -----------
     Less accumulated amortization                                       (9,976)
                                                                     -----------
                                                                         14,122
                                                                     -----------

                                                                   30 JUNE 2000
                                                                         $
                                                                   -------------
NOTE 6:   SUNDRY CREDITORS AND ACCRUALS
     Sundry creditors and accruals                                      551,691
                                                                     -----------
     Employee entitlements                                              176,263
                                                                     -----------
     Accrued liabilities for reorganisation costs                       103,219
                                                                     -----------
                                                                        831,173
                                                                     -----------

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                   30 JUNE 2000
                                                                         $
                                                                   -------------

NOTE 7:   LEASE LIABILITIES

     (a)       Finance Leasing Commitments

     Payable

     -    not later than one year                                        10,911
     -    later than one year but not later than 2 years                  9,070
     -    later than 2 years but not later than 3 years                       -
     -    later than 3 years but not later than 4 years                       -
                                                                     -----------
     -    later than 4 years but not later than 5 years                       -
     Minimum lease payments                                              19,981
                                                                     -----------

     Less future finance charges                                             95
                                                                     -----------
     Total lease liability                                               19,886

     Current portion                                                     10,859
                                                                     -----------
     Noncurrent portion                                                   9,027
                                                                     -----------
                                                                         19,886
                                                                     -----------

     Finance lease liabilities are
     collateralized by the underlying lease assets

     (b)       Operating Lease Commitments

     Noncancelable operating leases
     contracted for but not capitalized
     in the accounts

     Payable

     -    not later than one year                                       405,163
     -    later than one year but not later than 2 years                 10,780
     -    later than 2 years but not later than 3 years                       -
     -    later than 3 years but not later than 4 years                       -
                                                                     -----------
     -    later than 4 years but not later than  5 years                      -
                                                                        415,943
                                                                     -----------

Rent expense incurred for the year ended
June 30, 2000 was $311,903 (1999: $435,496)

NOTE 8:   LOANS PAYABLE

In September 1997, the Company arranged an unlimited working capitalbased facility with Scottish Pacific Business Finance Limited ("Scottish Pacific") in respect of the Australian domiciled customers of Flexemessaging Global Services. In accordance with Scottish Pacific lending criteria, this facility has been secured by a charge over the assets of Trade Wind Marketing Pty Ltd (a wholly owned subsidiary of TWG) as well as guarantees by TWG and its subsidiaries. Interest is charged at the highest of the prevailing rates of either Westpac Banking Corporation, Australia and New Zealand Banking Group Limited or National Australia Bank Limited plus a margin of 2%. The prevailing interest rate at June 30, 2000 was 10.39% (1999: 10.93%). The original term of this agreement was for a 12-month period with automatic renewals. This agreement may be terminated by Scottish Pacific by giving one month's notice or by the Company giving three month's notice. The amount owing to Scottish Pacific at June 30, 2000 is $36,249. (See, Note 1r).

As of April 6, 1999 a private placement was made as a result of immediate short term bridge financing of $1,250,000 arranged by AICH. The proceeds were to be used to make a bid for Newsnet, a company under administration and in the same

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

In July, 1999, AICH, as Agent, has advanced bridge financing in the sum of $499,500 to the Company in return for an unsecured promissory note of the Company. The loan bears interest at a rate announced from time to time by Nationsbank N.A. as its prime rate, plus 200 basis points per annum. Interest is calculated on the basis of a 360 day year, but only to the extent that the unpaid principal remains outstanding. Interest accrues and is payable from the day that the Company receives net proceeds of not less than $1,500,000 from the offering. As the Company has not received such net proceeds, no interest is due and payable. The promissory note was to be repaid on the later of commencement of trading of the Company's securities on the American Stock Exchange, NASDAQ or another national exchange acceptable to the Company, or December 31, 2000. The note may be prepaid at any time without penalty or premium. As the Company has not listed on any national exchange, the Company is not in default on the repayment of the loan. As per the Deed of Release signed on May 10, 2000, AICH converted a portion of the promissory note into equity in the amount of $487,275. The amount owing to AICH by the Company at June 30, 2000 under the promissory note is $12,225. The Company also borrowed an additional $54,695 from AICH. This amount is unsecured with no fixed terms of repayment and does not attract interest.

Notes payable to related parties represent loans payable to Martin McCarthy for $60,000 and Frank Favretto in the amount of $53,955. Mr. McCarthy and Mr. Favretto are both directors of the Company. These loans are unsecured with no fixed terms of repayment and do not attract interest.

The balance of the loan funds are unsecured with no fixed terms of repayment and do not attract interest.

NOTE 9:   COMPREHENSIVE INCOME  FOREIGN CURRENCY TRANSLATION

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

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

The costs and liabilities of this plan includes:

------------------------------ --------------- ------------------- ------------- -------------
                                                                                  BALANCE AT
                                                APPLIED AGAINST                    JUNE 30,
                                  EXPENSED       RELATED ASSET       PAYMENTS        2000
------------------------------ --------------- ------------------- ------------- -------------
Assumed obligations on             181,415                           (78,196)       103,219
closed network operations
------------------------------ --------------- ------------------- ------------- -------------
Severance and other employee       113,040                          (113,040)             -
costs (3 employees)
------------------------------ --------------- ------------------- ------------- -------------
Impairment loss on network         357,080          (357,080)              -              -
equipment
------------------------------ --------------- ------------------- ------------- -------------
                                   651,535          (357,080)       (191,236)       103,219
------------------------------ --------------- ------------------- ------------- -------------

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

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

NOTE 12:  SEGMENTED FINANCIAL INFORMATION

The Company operates two business divisions, Voice and Data and Flexemessaging Global Services. The Voice and Data Division is a specialist supplier and integrator of voice communications systems and decision support applications for dealing rooms, emergency services dispatch and similar operations. The Flexemessaging Division operates an enhanced fax broadcast system. It is not considered necessary to show geographic segmented financial information as revenues generated from countries other than Australia are not considered significant and represent less than 10% of total revenue. The accounting principles used to report the segment amounts is the same as that used to report the financial statements. Segmented financial information for these two divisions follows:

FOR THE YEAR ENDING JUNE 30, 2000

                                     VOICE AND
                                        DATA      FLEXEMESSAGING  HEAD OFFICE   CONSOLIDATED
                                    ------------- --------------- ------------- -------------
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

FOR THE YEAR ENDING JUNE 30, 1999

                                     VOICE AND
                                        DATA      FLEXEMESSAGING  HEAD OFFICE   CONSOLIDATED
                                    ------------- --------------- ------------- -------------
Revenue                              5,661,189      3,447,030             -      9,108,219
Amortization                           126,159        304,409        55,480        486,048
Segment operating profit/(loss)        186,715     (1,368,978)    (1,758,724)   (2,940,987)
Identifiable assets                  2,456,551      1,248,780       208,730      3,914,061

During the year ended June 30, 2000, a voice dealing system was installed by the Voice & Data Division generating 16% of the total revenues of the Company for the year. For the year ended June 30, 1999, there were no sales representing in excess of 10% of the Company's revenues.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13:  EVENTS SUBSEQUENT TO BALANCE SHEET DATE

The Company has received an exchange offer proposal from its major shareholder, TWC, whereby the Company would become a wholly owned subsidiary of TWC and TWC would then merge the Company into a newly created subsidiary located in Bermuda. Under this proposal, TWC would become the successor issuer to the Company (pursuant to Rule 12g-3(a) and (f) of the Securities Exchange Act of 1934, as amended) providing the shareholders with the continued benefit of the Company's present reporting status through TWC, as well as TWC's existing listing on the Canadian Ventures Exchange. The Board of Directors approved the exchange offer on September 1, 2000 upon determining the offer would be in the best interest of the Company and accordingly will present the matter for a vote to the shareholders at a special meeting to be held no later than March 15, 2001. Specifically, TWC proposes to exchange 1.754880714 of its shares for each outstanding share of common stock of the Company on the record date of October 5, 2000 pursuant to the terms of an Arrangement Agreement and in accordance with
Section 99 of the Bermuda Companies Act and the Idaho General Business Corporations Laws. TWC shareholders approved the exchange transaction on November 9, 2000 at a special meeting of shareholders.