Form 10QSB/A
period 2000-09-30
FLEXEMESSAGING COM INC/NEW
filed 2001-02-07
CIK 1093071

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of February 2, 2001 there were 10,200,000 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION...............................................3

Item 1.   Financial Statements................................................3

          Unaudited Consolidated Balance Sheet as of September 30, 2000.......4

          Unaudited Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999............................5

          Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2000 and 1999............................6

          Notes to the Unaudited Consolidated Financial Statements............7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................14

PART II   OTHER INFORMATION..................................................18

Item 6.   Exhibits and Reports on Form 8-K...................................18

SIGNATURES...................................................................19

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

For financial accounting purposes, as a result of the reverse acquisition by Flexemessaging.com, Inc. (the "Company") of the business assets of Trade Wind Communications Limited ("TWC"), consisting of the stock of Trade Wind Group Pty Ltd. ("TWG"), the financial statements presented herein are the consolidated financial statements of the Company for the three months ended September 30, 2000 and 1999, and the consolidated statements of loss and comprehensive loss for the three months ended September 30, 2000.

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

FLEXEMESSAGING.COM, INC
CONSOLIDATED BALANCE SHEETS

                                                           NOTE      UNAUDITED
                                                                   30 SEPTEMBER
                                                                       2000
--------------------------------------------------------------------------------
ASSETS                                                              $

CURRENT
     Cash                                                               171,958
     Receivables                                                      1,344,811
     Inventory                                                          190,428
     Deferred charges                                                   145,462
                                                                    -----------
                                                                      1,852,659
                                                                    -----------

CAPITAL ASSETS                                                          274,970
OTHER                                                                    12,802
                                                                    -----------
                                                                        287,772
                                                                    -----------
                                                                      2,140,431

--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
     Trade Creditors                                                    591,115
     Sundry creditors and accruals                                      548,426
     Customer deposits                                                  891,272
     Deferred revenue                                                   251,088
     Current portion of lease obligations                                18,028
     Loan payable on securitization of debt                             122,942
                                                                    -----------
                                                                      2,422,871
                                                                    -----------
NON CURRENT
     Loans payable                                           2           91,832
     Notes payable to related parties                        2          113,955
     Employee entitlements payable                                      104,137
                                                                    -----------
                                                                        309,924
                                                                    -----------

TOTAL LIABILITIES                                                     2,732,795
                                                                    -----------

SHAREHOLDERS' EQUITY
     Common Stock, $0.001 par value; 20,000,000 shares                   10,200
     Authorized; 10,200,000 shares issued
     Preferred Stock, $0.001 par value; 5,000,000 shares                      -
     Authorized; no shares issued
     Additional paid-in capital                                       6,900,376
     Comprehensive income - foreign currency translation     3          337,052
     Accumulated deficit                                             (7,839,992)
                                                                    -----------
                                                                       (592,364)
                                                                    -----------
                                                                      2,140,431

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

                                           NOTE      UNAUDITED       UNAUDITED
                                                   THREE MONTHS     THREE MONTHS
                                                       ENDED           ENDED
                                                   30 SEPTEMBER     30 SEPTEMBER
                                                       2000             1999
--------------------------------------------------------------------------------
                                                  $                 $

REVENUES                                             1,441,838        2,077,290
LESS:
COST OF SALES                                          570,622        1,049,520
                                                  ------------------------------

GROSS PROFIT                                           871,215        1,027,770

Operating Expenses
Network operating costs                                      -           23,831
Selling, general and administrative                  1,065,670        1,353,988
Depreciation and amortization                           35,147          109,893
Total operating expenses                             1,100,816        1,487,712
                                                  ------------------------------
LOSS FROM OPERATIONS                                  (229,602)        (459,942)

Other income/(expense)
     Interest paid
          - loans - short term                         (12,970)         (11,014)
     Interest received                                   5,817            1,312
                                                  ------------------------------

LOSS FOR THE YEAR BEFORE INCOME TAX                   (236,755)        (469,644)

Income tax expense                                           -                -
                                                  ------------------------------

LOSS                                                  (236,755)        (469,644)

OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation adjustments               120,028          (29,341)
                                                  ------------------------------
COMPREHENSIVE LOSS                                    (116,727)        (498,985)

NET PROFIT/LOSS PER SHARE                                (0.02)           (0.05)

WEIGHTED AVERAGE NUMBER OF SHARES                   10,200,000       10,400,000


The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                UNAUDITED         UNAUDITED
                                           THREE MONTHS ENDED THREE MONTHS ENDED
                                               30 SEPTEMBER     30 SEPTEMBER
                                                   2000             1999
--------------------------------------------------------------------------------
CASH PROVIDED/(USED) BY:                          $                 $
OPERATING ACTIVITIES
Operations
     Net loss for the period                          (236,755)        (469,644)
     Items not involving cash:
     Amortization                                       35,147          109,893
     Increase/(decrease) from changes in:
     Accounts receivable                               204,004         (402,511)
     Inventory                                          10,632          (79,896)
     Deferred charges                                  (47,820)         115,223
     Accounts payable and other                     (1,737,257)         213,057
     accruals
     Income taxes                                            -             (111)
     Employee entitlement payable                      (35,890)           2,168
                                                  ------------------------------
                                                    (1,807,939)        (511,821)
INVESTING ACTIVITIES
     Disposal/(Investments) in:
     Capital assets - net                                    -          (41,823)
                                                  ------------------------------
                                                             -          (41,823)
FINANCING ACTIVITIES
     Loans (repaid)/raised                                   -          724,363
     Loan payable on securitization of debt            136,838            1,842
     Lease payments                                     (1,858)          (3,405)
     Proceeds on issuance of stock                           -                -
     Contribution of capital                           (39,888)         (47,643)
                                                  ------------------------------
                                                        44,947          675,157

                                                  ------------------------------
(DECREASE)/INCREASE IN CASH                         (1,672,959)         121,513

Cash at beginning of period                          1,844,917          118,912
Cash at end of period                                  171,958          240,425

SUPPLEMENTAL NON-CASH INVESTING
AND FINANCING ACTIVITIES
Capital lease obligations                                    -                -
Interest                                                12,970           11,014

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

     These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these Consolidated interim financial statements be read in conjunction with the financial statements of Flexemessaging.com, Inc. for the year ended June 30, 2000 and notes thereto included in the Company's registration on Form 10-SB, as amended. The Company follows the same accounting principles in preparation of interim reports.

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

     On February 5, 1999, SVI entered into the Merger Agreement with TWC to purchase all of its business assets, consisting of the stock of Trade Wind Group Pty Limited ("TWG"), a wholly owned subsidiary of TWC, incorporated on September 6, 1988. SVI was a non-operating public shell with no tangible assets and 1.1 million shares of common stock outstanding, consisting of 500,000 shares held by the former shareholders of SVI and 600,000 shares held by or for the benefit of AICH, in part consideration for services rendered and in contemplation of future services to be rendered. This merger of TWG and SVI (a non-operating public shell with a tangible asset value of nil) resulted in TWG having actual or effective operating control of the combined Company after the transaction. As a result, this transaction has been treated as a capital transaction in substance, rather than a business combination and has been accounted for as a reverse acquisition. Any references to past accomplishments of the Company and its financial information, prior to the acquisition, relate solely to TWG, as combined, since SVI (now known as Flexemessaging.com, Inc.) had been inactive for several years. SVI acquired the assets of TWG in exchange for the issuance of 8.8 million shares of common stock. This valuation was based on arms length negotiation driven by ultimate ownership principles. A forward valuation (a valuation arrived at by applying a revenue multiple to the Company's future revenue stream) based on future revenues was determined and from this capitalization model, the total outstanding common stock was calculated. Thereafter, the respective equity ownership positions were negotiated. SVI continued the operations of TWG as a wholly owned operating subsidiary.

     In January 1998, TWC entered into an agreement with AICH (the "US Acquisition Agreement") with the objective of performing two tasks. First, AICH was to identify an acquisition target and secondly, AICH was to arrange for funding for TWC and its controlled entities pending completion of the acquisition of the acquisition target. Pursuant to that agreement, AICH identified SVI as an acquisition vehicle/target and assisted the Company and TWC in structuring and concluding the reverse acquisition. The transaction or reverse acquisition, which resulted from the implementation of the US Acquisition Agreement, was documented in the Merger Agreement. In return, the shareholders of SVI were allocated 500,000 of the Company's common stock after it had been recapitilized. The fair value of the assets and liabilities assumed in the reverse acquisition were nil.

     Per the Merger Agreement, AICH was expected to raise $3,660,000 through the sale of the Company's common stock pursuant to future private placements. As a condition of the Merger Agreement with AICH, 600,000 shares of the Company's common stock were to be issued to AICH consisting of (i) 559,016 performance shares to be held in escrow until earned upon arranging future financing to fund the Company's operating needs, and (ii) 40,984 shares for services rendered by AICH to assist TWC in raising capital to negotiate and complete the merger transaction. However, the former entity, SVI, erroneously issued these shares as part of its reorganization and reverse stock split undertaken prior to the execution of the Merger Agreement, rather than holding the shares in reserve for issuance. For this reason, the Company and AICH entered into a Lock Up Agreement whereby the 559,016 performance shares were to be placed in escrow and released from the restrictions set forth in the Lock Up Agreement in proportion to the funds raised by AICH, subject to a minimum of $1 million being raised. The Lock Up Agreement also specifically provided that the shares were not to be transferred, assigned or otherwise disposed of.

     However, AICH did not raise the required funding within the prescribed time and the Company and AICH mutually agreed to terminate their relationship as of May 10, 2000 under the terms of a Deed of Release. As of the date of the Deed of Release, AICH had only raised $750,000, and thus fell short of the $1 million minimum funding threshold to qualify for any of the performance shares. Per the terms of the Deed of Release, AICH could convert the outstanding debt evidenced by a promissory note issued to AICH in July 1999 into equity in order to satisfy the $1 million minimum funding threshold. As a result of the conversion from debt to equity, AICH was issued 100,000 shares at $2.50 per share in May 2000.

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

     As of May 10, 2000, AICH was entitled to only 205,090 performance shares out of the 600,000 shares originally issued to AICH by SVI. Under the terms of the Lock Up Agreement and the Deed of Release, AICH was to return 394,910 shares to the Company for cancellation. However, AICH was only in possession of 300,000 shares to return for cancellation. The Company, upon receipt of the certificate evidencing the 300,000 shares, canceled the certificate and respective shares. As of May 10, 2000, under the terms of the Deed of Release, the Company offset an amount equal to the missing 94,910 shares multiplied by $2.50 per share, or $237,275, against the outstanding principal of the promissory note dated July 1999 issued to AICH. The outstanding balance of the promissory note as of June 30, 2000 was $12,225. The Company has no knowledge of any sales of restricted stock made by AICH.

     As the AICH shares were issued for no consideration, fair value had to be determined in order to record an expense. The value assigned to the 600,000 shares is $2.50 per share and is based upon an arm's length transaction that occurred at approximately the same time as the AICH issuance and provides an insight as to the market value of the securities. As a result, an amount of $1,500,000 has been charged to the consolidated statement of loss and comprehensive loss for the year ended June 30, 1999.

     Flexemessaging.com, Inc. is incorporated under the laws of Idaho. Its stock was traded on the Over the Counter Bulletin Board market until April 2000 and is now traded in the pink sheets.

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

     The Company has incurred cumulative losses to date of $7,839,992, which includes a net loss for the current period of $236,755. The Company believes that the current cash needs for operations will be funded by the sale of the accounts receivables of the Flexemessaging Division under a working capital based factoring facility established with Scottish Pacific Business Finance Pty Ltd. and cash profits generated from the Voice & Data and Flexemessaging Divisions. Acquisitions that the Company may decide to pursue will be funded by the issue of shares or by cash raised by the investment community.

d.   LOSS PER SHARE

     Basic earnings per share is computed by dividing the net loss by the weighted average number of stock of common stock outstanding each year. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common stock equivalents that were outstanding during the period. For the years ended June 30, 2000 and 1999, there were no common stock equivalents, therefore both basic and dilutive earnings per share were the same amounts for both periods. Net loss per share is calculated assuming recapitalization occurred at the beginning of the earliest period shown.

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

                                ------------------------------------------------------------------


FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1999

                                  VOICE AND     FLEXEMESSAGING     HEAD OFFICE     CONSOLIDATED
                                    DATA

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

The costs and liabilities of this plan includes:

------------------------------------ --------------- ------------------- ------------ --------------
                                     EXPENSED        APPLIED AGAINST     PAYMENTS     BALANCE AT
                                                     RELATED ASSET                    SEPTEMBER
                                                                                      30, 2000
------------------------------------ --------------- ------------------- ------------ --------------
Assumed obligations on closed           $181,415                          $(78,196)     $103,219
network operations
------------------------------------ --------------- ------------------- ------------ --------------
Severance and other employee            $113,040                         $(113,040)         -
costs(3 employees)
------------------------------------ --------------- ------------------- ------------ --------------
Impairment loss on network              $357,080         $(357,080)           -             -
equipment
------------------------------------ --------------- ------------------- ------------ --------------
                                        $651,535         $(357,080)      $(191,236)     $103,219
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

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits.

          27 Financial Data Schedule*

     (b)  Reports on Form 8-K

          None


-------------------
          *previously filed

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