Form 10QSB
period 2000-12-31
FLEXEMESSAGING COM INC/NEW
filed 2001-02-20
CIK 1093071

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                          -----------------------------

                                   FORM 10-QSB

                          -----------------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarter ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

                         Commission File Number: 0-27059

                          -----------------------------


                            FLEXEMESSAGING.COM, INC.
             ------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

          Idaho                                          82-0485978
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYERIDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

Level 27 Grosvenor Place, 225 George Street, Sydney, Australia         NSW 2000
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

                 Issuer's telephone number: (011) 612 9250-8888
                                            -------------------

Securities to be registered pursuant to Section 12(b) of the Act:  none

Securities to be registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of February 11, 2001 there were 10,200,000 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION................................................3

Item 1.   Financial Statements.................................................3

          Unaudited Consolidated Balance Sheet as of December 31, 2000.........4

          Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2000 and 1999..........................5

          Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2000 and 1999.....................................6

          Notes to the Unaudited Consolidated Financial Statements.............7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................13

PART II   OTHER INFORMATION...................................................20

Item 6.   Exhibits and Reports on Form 8-K....................................20

SIGNATURES....................................................................21

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

FLEXEMESSAGING.COM, INC
CONSOLIDATED BALANCE SHEETS

                                                         NOTE      UNAUDITED
                                                                  31 DECEMBER
                                                                      2000
--------------------------------------------------------------------------------
ASSETS                                                                 $

CURRENT
  Cash                                                                   87,753
  Receivables                                                         1,172,962
  Inventory                                                             194,395
  Deferred charges                                                      115,176
                                                                    ------------
                                                                      1,570,287
                                                                    ------------

CAPITAL ASSETS                                                          273,100
OTHER                                                                    13,151
                                                                    ------------
                                                                        286,251
                                                                    ------------
                                                                      1,856,538
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT

  Trade Creditors                                                       683,855
  Sundry creditors and accruals                                         610,754
  Customer deposits                                                     207,799
  Deferred revenue                                                      141,785
  Current portion of lease obligations                                   18,493
                                                                    ------------
                                                                      1,662,686
                                                                    ------------

NON CURRENT

  Loans payable                                           2              94,208
  Notes payable to related parties                        2             116,880
  Employee entitlements payable                                         113,899
                                                                    ------------
                                                                        324,987
                                                                    ------------

TOTAL LIABILITIES                                                     1,987,673
                                                                    ------------

SHAREHOLDERS' EQUITY
  Common Stock, $0.001 par value; 20,000,000 shares                      10,200
    Authorized; 10,200,000 shares issued
  Preferred Stock, $0.001 par value; 5,000,000 shares                         -
    Authorized; no shares issued
  Additional paid-in capital                                          6,940,264
  Comprehensive income - foreign currency translation     3             326,064
  Accumulated deficit                                                (7,407,663)
                                                                    ------------
                                                                       (131,135)
                                                                    ------------

                                                                      1,856,538
--------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

                                        UNAUDITED     UNAUDITED      UNAUDITED      UNAUDITED
                                       THREE MONTHS  THREE MONTHS   SIX MONTHS     SIX MONTHS
                                           ENDED        ENDED         ENDED           ENDED
                                       31 DECEMBER   31 DECEMBER    31 DECEMBER    31 DECEMBER
                               NOTE        2000          1999          2000           1999
-------------------------------------------------------------------------------------------------
                                             $             $              $              $
REVENUES                                 3,036,523      2,143,727       4,478,361     4,221,017
LESS:
COST OF SALES                            1,340,857      1,086,662       1,911,479     2,136,182
                                        ----------     ----------      ----------    ----------
GROSS PROFIT                             1,695,666      1,057,065       2,566,882     2,084,835

Operating Expenses
Network operating costs                          -         18,574               -        42,405
Selling, general and
  administrative                         1,213,848      1,424,742       2,279,519     2,778,730
Depreciation and amortization               36,009        134,707          71,155       244,600
Restructuring Costs                                       725,735               -       725,735
Total operating expenses                 1,249,857      2,303,758       2,350,674     3,791,470
                                        ----------     ----------      ----------    ----------
PROFIT/(LOSS) FROM OPERATIONS              445,809     (1,246,693)        216,208    (1,706,635)

Other income/(expense)
  Interest paid
    - loans - short term                   (15,790)       (14,698)        (28,761)      (25,712)
  Interest received                          2,310          6,882           8,127         8,194
                                        ----------     ----------      ----------    ----------
PROFIT/(LOSS) FOR THE YEAR
  BEFORE INCOME TAX                        432,329     (1,254,509)        195,574    (1,724,153)
Income tax expense                               -              -               -             -
                                        ----------     ----------      ----------    ----------
PROFIT/(LOSS)                              432,329     (1,254,509)        195,574    (1,724,153)
OTHER COMPREHENSIVE INCOME,
  NET OF TAX
Foreign currency translation
  adjustments                              (10,988)        13,458         109,040        42,799
                                        ----------     ----------      ----------    ----------
COMPREHENSIVE PROFIT/(LOSS))               421,341     (1,241,051)        304,614    (1,681,354)

NET EARNINGS/(LOSS) PER SHARE                  .04          (0.12)           0.02         (0.17)
WEIGHTED AVERAGE NUMBER OF
  SHARES                                10,200,000     10,400,000      10,200,000    10,400,000


The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                               UNAUDITED            UNAUDITED
                                            SIX MONTHS ENDED    SIX MONTHS ENDED
                                              31 DECEMBER         31 DECEMBER
                                                  2000                1999
--------------------------------------------------------------------------------
CASH PROVIDED/(USED) BY:                            $                    $

OPERATING ACTIVITIES
Operations
  Net Profit/(Loss) for the period                195,574            (1,724,153)
  Items not involving cash:
  Amortization                                     71,155               244,600
    Write down of network equipment                                     419,418
  Increase/(decrease) from changes in:
  Accounts receivable                             375,853              (868,121)
  Inventory                                         6,665                   750
  Deferred charges                                 93,912            (1,288,134)
  Accounts payable and other                   (2,377,372)            2,700,921
    accruals
  Income taxes                                          -                  (111)
  Employee entitlement payable                    (26,128)                6,247
                                               (1,660,341)             (508,583)
INVESTING ACTIVITIES
  Disposal/(Investments) in:
  Capital assets - net                            (10,998)              (41,951)
                                                  (10,998)              (41,951)
FINANCING ACTIVITIES
  Loans (repaid)/raised                           (48,183)              757,695
  Loan payable on securitization of debt          (36,249)               31,654
  Lease payments                                   (1,393)               (6,527)
  Contribution of capital                               -              (133,675)
                                                  (85,825)              649,147

(DECREASE)/INCREASE IN CASH                    (1,757,164)               98,613
Cash at beginning of period                     1,844,917               118,912
CASH AT END OF PERIOD                              87,753               217,525

SUPPLEMENTAL NON-CASH INVESTING
  AND FINANCING ACTIVITIES
Capital lease obligations                               -                     -
Interest                                           28,761                25,712


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

     These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these Consolidated interim financial statements be read in conjunction with the financial statements of Flexemessaging.com Inc for the year ended June 30, 2000 and notes thereto included in the Company's registration on Form 10K-SB, as amended. The Company follows the same accounting principles in preparation of interim reports.

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

     As of May 10, 2000, AICH was entitled to only 205,090 performance shares out of the 600,000 shares originally issued to AICH by SVI. Under the terms of the Lock Up Agreement and the Deed of Release, AICH was to return 394,910 shares to the Company for cancellation. However, AICH was only in possession of 300,000 shares to return for cancellation. The Company, upon receipt of the certificate evidencing the 300,000 shares, canceled the certificate and respective shares. As of May 10, 2000, under the terms of the Deed of Release, the Company offset an amount equal to the missing 94,910 shares multiplied by $2.50 per share, or $237,275, against the outstanding principal of the promissory note dated July 1999 issued to AICH. The outstanding balance of the promissory note as of December 31, 2000 was $12,225. The Company has no knowledge of any sales of restricted stock made by AICH.

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

     These unaudited financial statements present figures for the Company for the three and six months ended December 31, 2000, and 1999.

c.   GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

     The Company has incurred cumulative losses to date of $7,407,663, which includes a net profit for the six month period ended December 31, 2000 of $195,574. The Company believes that the current cash needs for operations will be funded by the sale of the accounts receivables of the Flexemessaging Division under a working capital based factoring facility established with Scottish Pacific Business Finance Pty Ltd. and cash profits generated from the Voice & Data and Flexemessaging Divisions. Acquisitions that the Company may decide to pursue will be funded by the issue of shares or by cash raised by the investment community.

d.   EARNINGS/(LOSS) PER SHARE

     Basic earnings per share is computed by dividing the net loss by the weighted average number of stock of common stock outstanding each year. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common stock equivalents that were outstanding during the period. There were no common stock equivalents, therefore both basic and dilutive earnings per share were the same amounts for both periods. Net earnings/(loss) per share is calculated assuming recapitalization occurred at the beginning of the earliest period shown.

NOTE 2:   LOANS PAYABLE

AICH, as Agent, has advanced bridge financing in the sum of $499,500 to the Company in return for an unsecured promissory note of the Company. The loan bears interest at a rate announced from time to time by Nationsbank N.A. as its prime rate, plus 200 basis points per annum. Interest is calculated on the basis of a 360-day year, but only to the extent that the unpaid principal remains outstanding. Interest accrues and is payable from the day that the Company receives net proceeds of not less than $1,500,000 from the offering. The promissory note is to be repaid on the later of commencement of trading of the Company's securities on the American Stock Exchange, NASDAQ or another national exchange acceptable to the Company, or December 31, 2000. The note may be prepaid at any time without penalty or premium. As the Company has not listed on any exchange, the Company is not in default on the repayment of the loan. As per the Deed of Release signed on May 10, 2000, AICH converted some of the promissory note into equity in the amount of $487,275. The amount owing to AICH by the Company at December 31, 2000 under the promissory note is $12,225. The Company also borrowed an additional $54,695 from AICH. This amount is unsecured with no fixed terms of repayment and does not attract interest.

Notes payable to related parties represents loans payable to Martin McCarthy of $60,000 and to Frank Favretto in the amount of $56,880. These loans are unsecured with no fixed terms of repayment and do not attract interest.

NOTE 3:   COMPREHENSIVE INCOME - FOREIGN CURRENCY TRANSLATION

In accordance with SFAS 130, the accumulated comprehensive income comprises the following:

          Accumulated comprehensive income
            Balance at beginning of period                          217,024
            Foreign currency translation adjustments                109,040
                                                                  ---------
            Balance at end of period                                326,064

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


FOR THE THREE MONTHS ENDED DECEMBER 31, 2000

                                  VOICE AND     FLEXEMESSAGING     HEAD OFFICE     CONSOLIDATED
                                      DATA
Revenue                           2,326,223             710,300               -      3,036,523
                                ----------------------------------------------------------------

Amortization                         20,676               6,143           3,540         30,359
                                ----------------------------------------------------------------

Segment operating profit/(loss)     714,249                 700        (269,140)       445,809
                                ----------------------------------------------------------------

Identifiable assets                 898,802             632,825         324,911      1,856,538
                                ----------------------------------------------------------------

FOR THREE MONTHS ENDED
  DECEMBER 31, 1999

Revenue                           1,296,716             847,011               -      2,143,727
                                ----------------------------------------------------------------

Amortization                         31,331              96,636           6,740        134,707
                                ----------------------------------------------------------------

Segment operating profit/(loss)    (115,397)         (1,020,145)       (111,151)    (1,246,693)
                                ----------------------------------------------------------------

Identifiable assets               4,709,531             651,169         234,211      5,594,911
                                ----------------------------------------------------------------

FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

                                  VOICE AND     FLEXEMESSAGING     HEAD OFFICE     CONSOLIDATED
                                    DATA

Revenue                           3,064,956           1,413,405               -      4,478,361
                                ----------------------------------------------------------------

Amortization                         52,065              12,149           6,941         71,155
                                ----------------------------------------------------------------

Segment operating profit/(loss)     605,198               9,072        (398,062)       216,208
                                ----------------------------------------------------------------

Identifiable assets                 898,802             632,825         324,911      1,856,538
                                ----------------------------------------------------------------


FOR THE SIX MONTHS ENDED
  DECEMBER 31, 1999

                                  VOICE AND     FLEXEMESSAGING     HEAD OFFICE     CONSOLIDATED
                                    DATA
Revenue                           2,422,093           1,798,924               -      4,221,017
                                ----------------------------------------------------------------

Amortization                         62,720             168,380          13,500        244,600
                                ----------------------------------------------------------------

Segment operating profit/(loss)    (239,824)         (1,303,102)       (163,709)    (1,706,635)
                                ----------------------------------------------------------------

Identifiable assets               4,709,531             651,169         234,211      5,594,911
                                ----------------------------------------------------------------


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

The costs and liabilities of this plan includes:

--------------------------------- ------------- ----------------- ------------ ------------
                                    Expensed     Applied against   Payments     Balance
                                                 related asset
                                                                                December
                                                                                31, 2000
--------------------------------- ------------- ----------------- ------------ ------------
Assumed obligations on closed        181,415                        (78,196)     103,219
network operations
--------------------------------- ------------- ----------------- ------------ ------------
Severance and other employee         113,040                       (113,040)           -
costs(3 employees)
--------------------------------- ------------- ----------------- ------------ ------------
Impairment loss on network           357,080         (357,080)            -            -
equipment
--------------------------------- ------------- ----------------- ------------ ------------
                                     651,535         (357,080)     (191,236)     103,219
--------------------------------- ------------- ----------------- ------------ ------------


Accrued liabilities for network operations in the amount of $103,219 as of December 31,2000 relate to termination costs of contracts and other contractual agreements with third parties. There were not any further expenses incurred that would have the effect of adjusting the restructuring liabilities.

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

RESULTS OF OPERATIONS AND FINANCIAL POSITION FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

Management's discussion and analysis of operations for the period ended December 31, 2000 and 1999 are on the converted US dollar figures. References have been made to certain figures before taking into account the effect of the foreign currency translation adjustment where necessary.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated revenues increased by 42% to $3,036,523 for the three months ended December 31, 2000, as compared to $2,143,727 for the three months ended December 31, 1999. As a result of increased sales, cost of sales increased to $1,340,857 from $1,086,662 in the prior period. Cost of sales as a percentage of revenue decreased to 44%, down from 51% in the corresponding period. Total operating expenses decreased 46% to $1,249,857 from $2,303,758 (including restructuring costs) in the prior period. The net profit for the three months ended December 31, 2000 was $432,329, a 135% improvement on the net loss reported for the three months ended December 31, 1999 of $1,254,509

A detailed explanation of the results by operating division follows.

FLEXEMESSAGING (FORMERLY FLEXIFAX GLOBAL SERVICES) DIVISION

Revenues. Revenue (excluding revenues generated from the customer base now serviced by Premiere) decreased 6.5% to $695,610 for the three months ended December 31, 2000 from $744,196 for the three months ended December 31, 1999. This was due to tough trading conditions imposed by the introduction of the new Australian Goods and Services Tax, the significant business activity slowdown caused by the Olympic period and foreign exchange currency fluctuations. Total Flexemessaging revenue decreased 16% to $710,300 for the three months ended December 31, 2000 from $847,011 for the three months ended December 31, 1999. This is a result of lower revenues reported from those countries where the Division has transferred the customer base to Premiere. As a result of the outsourcing of our network, the Company will only report a percentage of the revenue generated by the customer base, now serviced by Premiere. Revenues generated from the customer base now serviced by Premiere amounted to $14,690 for the three months ended December 31, 2000 as compared to $102,815 for the three months ended December 31, 1999.

Cost of sales. Cost of sales comprises domestic, long distance and international termination charges. These are variable costs based on actual volumes. Cost of sales amounted to $308,635 for the three months ended December 31, 2000 compared to $462,797 for the prior period. Cost of sales as a percentage of revenue decreased to 44% for the three months ended December 31, 2000, compared to 55% for the corresponding period, directly as a result of the outsourcing of the delivery network to Premiere, which has resulted in lower overall total delivery costs and a lower total cost of ownership.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation, and other expenses incurred in running the operation. Total operating expenses for the three months ended December 31, 2000 amounted to $400,447 resulting in an improvement of 72% as compared to $1,431,646 in the corresponding period. A non-recurring charge relating to reorganization costs of $725,735 was incurred in the three months ended December 31, 1999. Excluding the reorganization costs, the operating expenses amounted to $400,447 resulting in an improvement of 43% as compared to $705,911 for the three months ended December 31, 1999. This reduction was a result of achieving a lower operating cost structure following the outsourcing of the delivery network and tight management control over expenses.

VOICE AND DATA DIVISION

Revenues. Revenues consist of sales from systems integration solutions for voice, call center, electronic display, paging, call recording and data applications. Revenues increased 80% to $2,326,223 for the three months ended December 31, 2000, from $1,296,716 for the three months ended December 31, 1999.

Cost of sales. Cost of sales consists of the purchase of third party product, necessary to complete the systems integration solution. Cost of sales for the three months ended December 31, 2000 amounted to $1,032,222 compared to $623,865 for the corresponding period as a result of increased sales volumes and product mix. Cost of sales as a percentage of revenue decreased to 44% for the current fiscal period from 48% for the three months ended December 31, 1999. The improvement results from a change in the overall revenue mix, where different product groups attract different gross margins.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation and other expenses incurred in running the operation. Total operating expenses for the three months ended December 31, 2000 amounted to $580,270 a decrease of 24% compared to $760,961 in the corresponding period. Depreciation was $20,676 for the six months ended December 31, 2000, compared to $31,331 in the prior period.

RESULTS OF OPERATIONS AND FINANCIAL POSITION FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

Management's discussion and analysis of operations for the period ended December 31, 2000 and 1999 are on the converted US dollar figures. References have been made to certain figures before taking into account the effect of the foreign currency translation adjustment where necessary.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated revenues increased by 6% to $4,478,361 for the six months ended December 31, 2000, as compared to $4,221,017 for the six months ended December 31, 1999. Cost of sales decreased to $1,911,479 from $2,136,182 in the prior period. Cost of sales as a percentage of revenue decreased to 43%, down from 51% in the corresponding period. Total operating expenses decreased 38% to $2,350,674 from $3,791,470 (including restructuring costs) in the prior period.

The net profit for the six months ended December 31, 2000 was $195,574, a 113% improvement on the net loss reported for the six months ended December 31, 1999 of $1,724,153.

A detailed explanation of the results by operating division follows.

FLEXEMESSAGING (FORMERLY FLEXIFAX GLOBAL SERVICES) DIVISION

Revenues. Revenue (excluding revenues generated from the customer base now serviced by Premiere) decreased 10% to $1,378,695 for the six months ended December 31, 2000 from $1,535,102 for the six months ended December 31, 1999. This was due to tough trading conditions imposed by the introduction of the new Australian Goods and Services Tax, the significant business activity slowdown caused by the Olympic period and foreign exchange currency fluctuations. Total Flexemessaging revenue decreased 21% to $1,413,405 for the six months ended December 31, 2000 from $1,798,927 for the six months ended December 31, 1999. This is a result of lower revenues reported from those countries where the Division has transferred the customer base to Premiere. As a result of the outsourcing of our network, the Company will only report a percentage of the revenue generated by the customer base, now serviced by Premiere. Revenues generated from the customer base now serviced by Premiere amounted to $34,710 for the six months ended December 31, 2000 as compared to $263,825 for the six months ended December 31, 1999.

Cost of sales. Cost of sales comprises domestic, long distance and international termination charges. These are variable costs based on actual volumes. Cost of sales amounted to $614,373 for the six months ended December 31, 2000 compared to $1,009,448 for the prior period. Cost of sales as a percentage of revenue decreased to 44% for the six months ended December 31, 2000, compared to 68% for the corresponding period, directly as a result of the outsourcing of the delivery network to Premiere, which has resulted in lower overall total delivery costs and a lower total cost of ownership.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation, and other expenses incurred in running the operation. Total operating expenses for the six months ended December 31, 2000 amounted to $789,442 resulting in an improvement of 62% as compared to $2,092,578 in the corresponding period. A non-recurring charge relating to reorganization costs of $725,735 was incurred in the six months ended December 31, 1999. Excluding the reorganization costs, the operating expenses amounted to $789,942 resulting in an improvement of 42% as compared to $1,366,843 for the six months ended December 31, 1999. This reduction was a result of achieving a lower operating cost structure following the outsourcing of the delivery network and tight management control over expenses.

VOICE AND DATA DIVISION

Revenues. Revenues consist of sales from systems integration solutions for voice, call center, electronic display, paging, call recording and data applications. Revenues increased 26% to $3,064,956 for the six months ended December 31, 2000, from $2,422,093 for the six months ended December 31, 1999. Call Centers achieved a 900% increase to $1,439,887 for the six months ended

December 31, 2000 as compared to $146,339 for the prior period as a result of increased sales activity and completion of a large contract with a major telecommunications company.

Cost of sales. Cost of sales consists of the purchase of third party product, necessary to complete the systems integration solution. Cost of sales for the six months ended December 31, 2000 amounted to $1,297,106 compared to $1,126,734 for the corresponding period as a result of reduced sales volumes and product mix. Cost of sales as a percentage of revenue decreased to 42% for the current fiscal period from 47% for the six months ended December 31, 1999. The improvement results from a change in the overall revenue mix, where different product groups attract different gross margins.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation and other expenses incurred in running the operation. Total operating expenses for the six months ended December 31, 2000 amounted to $1,163,170 a decrease of 24% compared to $1,535,183 in the corresponding period. Depreciation was $52,065 for the six months ended December 31, 2000, compared to $62,720 in the prior period.

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

In September 1997, the Company arranged an unlimited working capital-based facility with Scottish Pacific Business Finance Limited ("Scottish Pacific"), in respect of the Australian domiciled customers of Flexemessaging. In accordance with Scottish Pacific lending criteria, this facility has been secured by a lien over the assets of Trade Wind Marketing Pty Ltd (a wholly owned subsidiary of TWG) as well as a guarantee by TWG and its subsidiaries. Interest is charged at the highest of the prevailing rates of either Westpac Banking Corporation, Australia and New Zealand Banking Group Limited or National Australia Bank Limited plus a margin of 2%. The prevailing interest rate at December 31, 2000 was 10.31% (1999: 10.39%). Funds under the facility are advanced based on sales invoices with repayment of such advanced funds being made from payments received relating to the invoices and other working capital and external sources. As at December 31, 2000 funds received by Scottish Pacific exceeded funds advanced and as a result, Scottish Pacific owed funds to the Company in the amount of $10,235. The original term of this agreement was for a 12-month period with automatic renewal. This agreement may be terminated by Scottish Pacific by giving one month's notice or by the Company giving three month's notice. If the Company terminated this facility, paying off the outstanding balance would result in the Company having direct access to all the receipts on the outstanding invoices for working capital purposes.

Cash used by operating activities was $1,660,341 for the six months ended December 31, 2000, compared to $508,583 for the six months ended December 31, 1999. Accounts receivable decreased $375,853 to $1,172,962 from $1,548,815 for the six months ended December 31, 2000 as a result of better credit management and more focus being placed on collections and receipt of outstanding receivables. Accounts payable and other accruals decreased by $2,377,372 compared to an increase of $2,700,921 in the prior comparative year, mainly as a result of a large trade payable incurred in the previous half year being paid in this half year.

Cash used investing activities, consisting primarily of the purchase of capital assets, amounted to $10,998 for the year six months December 31, 2000, compared to $41,951 being invested in the corresponding period in 1999.

Cash used in financing activities, amounted to $85,825 primarily as a result of repayment of loans as compared to generating $649,147 in the prior year primarily as a result of obtaining loans in the six months ended December 31, 1999.

Cash and equivalents decreased by $1,757,164 for the six months ended December 31, 2000, compared to an increase of $98,613 in the previous year, as a result of cash used by operations and loan finance.

PART II   OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits.

          None

     (b)  Reports on Form 8-K

          Form 8-K filed on October 6, 2000, Item 5. Other Events.


------------------

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FLEXEMESSAGING.COM, INC.
                                        (Registrant)

Date:   February 19, 2001
                                        /s/ Nicholas Bird
                                        ---------------------------------------
                                        Nicholas Bird, President