Form 10QSB
period 2001-03-31
FLEXEMESSAGING COM INC/NEW
filed 2001-05-21
CIK 1093071

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                          -----------------------------

                                   FORM 10-QSB

                          -----------------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For Quarter ended March 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

                         Commission File Number: 0-27059

                          ----------------------------

                            FLEXEMESSAGING.COM, INC.

                          -----------------------------

                 (Name of Small Business Issuer in its charter)

                Idaho                                      82-0485978
                -----                                      ----------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

     Level 27 Grosvenor Place                               NSW 2000
     225 George Street                                   --------------
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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of May 17, 2001 there were 10,200,000 shares of Common Stock, par value $.001 per share, of the registrant outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION...............................................3

Item 1.   Financial Statements................................................3

          Unaudited Consolidated Balance Sheet as of March 31, 2001...........4

          Unaudited Consolidated Statements of Operations and Comprehensive
          Loss for the three and nine months ended March 31, 2001 and 2000....5

          Unaudited Consolidated Statements of changes in Cash Flows for the nine months ended March 31, 2001 and 2000...................6

          Notes to the Unaudited Consolidated Financial Statements............7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................14

PART II   OTHER INFORMATION..................................................21

Item 4.   Submission of Matters to a Vote of Security Holders................21

Item 6.   Exhibits and Reports on Form 8-K...................................22

SIGNATURES...................................................................23

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

FLEXEMESSAGING.COM, INC
CONSOLIDATED BALANCE SHEET

                                                             NOTE     UNAUDITED
                                                                      31 MARCH
                                                                         2001
--------------------------------------------------------------------------------
ASSETS                                                              $

CURRENT
     Cash                                                               374,928
     Receivables                                                      1,143,071
     Inventory                                                          121,075
     Deferred charges                                                    47,893
                                                                    -----------
                                                                      1,686,967
                                                                    -----------
CAPITAL ASSETS                                                          220,091
OTHER                                                                    11,569
LOAN TO PARENT                                                7         125,907
                                                                    -----------
                                                                        357,567
                                                                      2,044,534
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
     Trade Creditors                                                    569,053
     Sundry creditors and accruals                                      542,401
     Customer deposits                                                  117,462
     Deferred revenue                                                    35,979
     Current portion of lease obligations                                16,270
     Loan payable on securitization of debt                              35,052
                                                                    -----------
                                                                      1,316,217
                                                                    -----------
NON CURRENT
     Loans payable                                            2          94,208
     Notes payable to related parties                         2          91,511
     Employee entitlements payable                                      106,440
                                                                    -----------
                                                                        292,159
                                                                    -----------

TOTAL LIABILITIES                                                     1,608,376
                                                                    -----------
SHAREHOLDERS' EQUITY
     Common Stock, $0.001 par value; 20,000,000 shares                   10,200
     Authorized; 10,200,000 shares issued
     Preferred Stock, $0.001 par value; 5,000,000 shares                      -
     Authorized; no shares issued
     Additional paid-in capital                                       6,940,264
     Comprehensive income - foreign currency translation      3         263,370
           Accumulated deficit                                       (6,777,676)
                                                                    -----------
                                                                        436,158
                                                                    -----------

                                                                      2,044,534

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                NOTE     UNAUDITED      UNAUDITED      UNAUDITED     UNAUDITED
                                       THREE MONTHS   THREE MONTHS    NINE MONTHS   NINE MONTHS
                                          ENDED          ENDED          ENDED          ENDED
                                       31 MARCH 2001  31 MARCH 2000  31 MARCH 2001  31 MARCH 2000
-------------------------------------------------------------------------------------------------
                                         $             $             $             $
REVENUES                                     964,946     1,860,674     5,443,307     6,081,691
LESS:
COST OF SALES                                399,168       867,181     2,310,647     3,003,363
                                         -----------------------------------------------------
GROSS PROFIT                                 565,778       993,493     3,132,660     3,078,328
                                         -----------------------------------------------------

Operating Expenses
Network operating costs                            -             -             -        39,173
Selling, general and administrative          918,881     1,053,930     3,198,400     3,835,892
Depreciation and amortization                 29,628        30,623       100,783       275,223
Reorganization Costs                        (103,219)                   (103,219)      725,735
                                         -----------------------------------------------------
Total operating expenses                     845,290     1,084,553     3,195,964     4,876,023
                                         -----------------------------------------------------

LOSS FROM OPERATIONS                        (279,512)      (91,060)      (63,304)   (1,797,695)

Other income/(expense)
     Interest paid                           (10,038)       (7,570)      (38,799)      (33,282)
     Interest received                           961         5,078         9,089        13,272
     Gain from sale of Product Line          918,575                     918,575
                                         -----------------------------------------------------
PROFIT / (LOSS) FOR THE YEAR BEFORE
INCOME TAX                                   629,986       (93,552)      825,561    (1,817,705)

Income tax expense                                 -             -             -             -
                                         -----------------------------------------------------

PROFIT / (LOSS)                              629,986       (93,552)      825,561    (1,817,705)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments     (62,694)      (30,288)       46,346        12,511
                                         -----------------------------------------------------
COMPREHENSIVE PROFIT / (LOSS))               567,292      (123,840)      871,907    (1,805,194)

NET EARNINGS/(LOSS) PER SHARE                   0.06         (0.01)         0.08         (.017)

WEIGHTED AVERAGE NUMBER OF SHARES         10,200,000    10,400,000    10,200,000    10,400,000


The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                     UNAUDITED      UNAUDITED
                                                    NINE MONTHS    NINE MONTHS
                                                       ENDED          ENDED
                                                   31 MARCH 2001  31 MARCH 2000
--------------------------------------------------------------------------------
CASH PROVIDED/(USED) BY:                             $              $

OPERATING ACTIVITIES
Operations
     Net Profit / (Loss) for the period                  825,561     (1,817,705)
     Items not involving cash:
     Amortization                                        100,783        275,223
     Write down of network equipment                           -        419,418
     Gain on sale of Product Line                       (918,575)             -

     Increase/(decrease) from changes in:
     Accounts receivable                                 883,546       (837,216)
     Inventory                                            40,170       (141,368)
     Deferred charges                                    161,195     (1,766,257)
     Accounts payable and other                       (2,906,334)     3,307,660
     accruals
     Income taxes                                              -           (107)
     Employee entitlement payable                        (33,587)        18,421
                                                      (1,847,241)      (541,931)
INVESTING ACTIVITIES
     Disposal/(Investments) in:
     Capital assets - net                                (23,070)      (114,666)
     Proceeds on sale of Product Line                    558,249
                                                         535,178       (114,666)
FINANCING ACTIVITIES
     Loans (repaid)/raised                               (27,206)       739,638
     Loan to parent                                     (125,907)
     Loan payable on securitization of debt               (1,197)       (54,139)
     Lease payments                                       (3,616)        (3,563)
     Contribution of capital                                   -         64,819
                                                        (157,926)       746,755
Effect of exchange rate changes on cash                                  (5,646)

(DECREASE)/INCREASE IN CASH                           (1,469,989)        84,512
Cash at beginning of period                            1,844,917        118,912
CASH AT END OF PERIOD                                    374,928        203,424

SUPPLEMENTAL NON-CASH INVESTING
AND FINANCING ACTIVITIES
Interest                                                  29,710         33,282


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

     These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these Consolidated interim financial statements be read in conjunction with the financial statements of Flexemessaging.com Inc for the year ended June 30, 2000 and notes thereto included in the Company's Annual Report on Form 10-KSB, as amended. The Company follows the same accounting principles in preparation of interim reports.

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

     These unaudited financial statements present figures for the Company for the three and nine months ended March 31, 2001, and 2000.

c.   GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

     The Company has incurred cumulative losses to date of $6,777,676, which includes a net profit for the nine-month period ended of $825,561. The Company believes that the current cash needs for operations will be funded by the sale of the accounts receivables of the Flexemessaging Division under a working capital based factoring facility established with Scottish Pacific Business Finance Pty Ltd. and cash profits generated from the Voice & Data and Flexemessaging Divisions. Acquisitions that the Company may decide to pursue will be funded by the issuance of shares or by cash raised by the investment community.

d.   EARNINGS/(LOSS) PER SHARE

     Basic earnings per share is computed by dividing the net loss by the weighted average number of stock of common stock outstanding each year. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common stock equivalents that were outstanding during the period. There were no common stock equivalents, therefore both basic and dilutive earnings per share were the same amounts for all periods presented.

NOTE 2:   LOANS PAYABLE

AICH, as Agent, advanced bridge financing in the sum of $499,500 to the Company in return for an unsecured promissory note of the Company. The loan bears interest at a rate announced from time to time by Nationsbank N.A. as its prime rate, plus 200 basis points per annum. Interest is calculated on the basis of a 360-day year, but only to the extent that the unpaid principal remains outstanding. Interest accrues and is payable from the day that the Company receives net proceeds of not less than $1,500,000 from the offering to be conducted by AICH under the original terms of the Merger Agreement. The promissory note is to be repaid on the later of commencement of trading of the Company's securities on the American Stock Exchange, NASDAQ or another national exchange acceptable to the Company, or December 31 , 2000. The note may be prepaid at any time without penalty or premium. As the Company has not listed on any exchange, the Company is not in default on the repayment of the loan. As per the Deed of Release signed on May 10, 2000, AICH converted some of the promissory note into equity in the amount of $487,275. The amount owing to AICH by the Company at March 31, 2001 under the promissory note is $12,225. The Company also borrowed an additional $54,695 from AICH. This amount is unsecured with no fixed terms of repayment and does not attract interest.

Notes payable to related parties represents loans payable to Martin McCarthy of $60,000 and to Frank Favretto in the amount of $31,511. These loans are unsecured with no fixed terms of repayment and do not attract interest.

NOTE 3:   COMPREHENSIVE INCOME - FOREIGN CURRENCY TRANSLATION

In accordance with SFAS 130, the accumulated comprehensive income comprises the following:

     Accumulated comprehensive income
          Balance at July 1, 2000                                217,024
          Foreign currency translation adjustments                46,346
                                                               ---------
          Balance at end of period                               263,370


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


FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                  VOICE AND  FLEXEMESSAGING  HEAD OFFICE  CONSOLIDATED
                                    DATA

Revenue                              386,525       578,421             -       964,946
                              --------------------------------------------------------

Amortization                          21,679         5,058         2,891        29,628
                              --------------------------------------------------------

Segment operating profit/(loss)     (158,821)       19,697      (140,388)     (279,512)
                              --------------------------------------------------------

Identifiable assets                  814,462       501,681       728,391     2,044,534
                              --------------------------------------------------------




FOR THREE MONTHS ENDED MARCH 31, 2000

                                  VOICE AND  FLEXEMESSAGING  HEAD OFFICE  CONSOLIDATED
                                    DATA

Revenue                            1,095,309       765,365             -     1,860,674
                              --------------------------------------------------------

Amortization                          28,648        (4,192)        6,167        30,623
                              --------------------------------------------------------

Segment operating profit/(loss)       17,059       (11,566)      (96,553)      (91,060)
                              --------------------------------------------------------

Identifiable assets                3,075,890       735,679       227,221     4,038,790
                              --------------------------------------------------------

FOR THE NINE MONTHS ENDED MARCH 31, 2001

                                  VOICE AND  FLEXEMESSAGING  HEAD OFFICE  CONSOLIDATED
                                    DATA

Revenue                            3,451,481     1,991,826             -     5,443,307
                              --------------------------------------------------------

Amortization                          73,744        17,207         9,832       100,783
                              --------------------------------------------------------

Segment operating profit/(loss)      445,859        29,287      (538,450)      (63,304)
                              --------------------------------------------------------

Identifiable assets                  814,462       501,681       728,391     2,044,534
                              --------------------------------------------------------

FOR THE NINE MONTHS ENDED MARCH 31, 2000

Revenue                            3,517,402     2,564,289             -     6,081,691
                              --------------------------------------------------------

Amortization                          91,368       164,188        19,667       275,223
                              --------------------------------------------------------

Segment operating profit/(loss)     (222,765)   (1,314,668)     (260,262)   (1,797,695)
                              --------------------------------------------------------

Identifiable assets                3,075,890       735,679       227,221     4,038,790
                              --------------------------------------------------------

NOTE 5:   REORGANIZATION COSTS

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

In connection with this plan the Company signed an exclusive agreement on December 2, 1999, with Premiere Information Systems Pty Ltd ("Premiere," k/n/a "Xpedite"), a subsidiary of Premiere Technologies Inc., a communications company based in Atlanta, Georgia whereby the Company has outsourced the delivery of its fax traffic to the Xpedite network. This agreement provides for Xpedite to transmit all fax broadcast traffic for the Company for a period of 12 to 24 months subject to certain service and pricing criteria. The customer bases in the UK, Canada, the USA, Switzerland and Singapore (representing the discontinued and/or outsourced service) will now be serviced by Xpedite with the Company receiving a commission on revenues generated over the next 24 months following the execution of the agreement.

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

The costs and liabilities of this plan includes:

------------------------------- ------------- ----------------- ------------- --------------- -------------------
                                   EXPENSED    APPLIED AGAINST     PAYMENTS      REVERSAL OF     BALANCE
                                                RELATED ASSET                      ACCRUAL       MARCH 31, 2001
------------------------------- ------------- ----------------- ------------- --------------- -------------------
Assumed obligations on closed       181,415              -          (78,196)      (103,219)               -
network operations
------------------------------- ------------- ----------------- ------------- --------------- -------------------
Severance and other employee        117,594              -         (117,594)             -                -
costs(3 employees)
------------------------------- ------------- ----------------- ------------- --------------- -------------------
Impairment loss on network          419,418       (419,418)               -              -                -
equipment

------------------------------- ------------- ----------------- ------------- --------------- -------------------
                                    718,427       (419,418)        (195,790)      (103,219)               -
------------------------------- ------------- ----------------- ------------- --------------- -------------------

During the quarter ended March 31, 2001 it was determined that the Company had over accrued for the restructuring in the amount of $103,219. This amount was reversed through the reorganization expense in the current period.

NOTE 6:   SALE OF PRODUCT LINE

With effect from March 9, 2001, the Company has sold and transferred the ongoing sales and support within the Voice and Data segment of IPC financial trading systems (voice dealing room turrets) and the support of financial market customers currently using the VBand Viax Systems to IPC Australia Pty Limited. The sale consisted of the company giving up it's right to the distribution of the product in the financial markets area, transferring staff related to the product market with their entitlements, the sale of stock on hand and the assignment of service/maintenance agreements of customers in relation to the same market area. The sale price was $1,130,00 in cash with proceeds to be paid in accordance with performance dates. Approximately 56.6% of the sale price was paid on completion date (March 9, 2001), with the remainder to be paid in three further payments being approximately 18.2%, 8% and 17.2% respectively... Total expenses in relation to the sale where $211,425. These expenses consist mainly of Professional Fees, Staff Termination Payments and Stock and Fixed Asset impairment adjustments. The Company will continue to sell the product in the emergency services and public safety markets.

NOTE 7:   LOAN TO PARENT

This loan is unsecured, bears no interest and has no fixed terms for repayment.

NOTE 8:   SUBSEQUENT EVENT

As disclosed in the 8-K, the scheme of arrangement was approved without amendment at the shareholders meeting on March 29, 2001. This was the last outstanding step prior to seeking the final approval of the Supreme Court of Bermuda to the Scheme. Trade Wind Communications Limited will then acquire all of the issued and outstanding shares of the Company in exchange for shares of Trade Wind Communications Limited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS AND FINANCIAL POSITION FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Management's discussion and analysis of operations for the three month period ended March 31, 2001 and 2000 are on the converted US dollar figures. References have been made to certain figures before taking into account the effect of the foreign currency translation adjustment where necessary.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated revenues decreased by 48 % to $964,946 for the three months ended March 31, 2001, as compared to $1,860,674 for the three months ended March 31, 2000. As a result of decreased sales, cost of sales decreased to $399,168 from $867,181 in the prior period. Cost of sales as a percentage of revenue decreased to 41%, down from 47% in the corresponding period. Total operating expenses (which included $166,806 of costs relating to costs incurred for the proxy statement filed with the SEC for the exchange of shares with the parent under a Scheme of Arrangement) decreased 22 % to $845,290 from $1,084,553 in the prior period. The sale of the financial market turret business to IPC generated a net gain of $918,575. This resulted in a strong net profit for the three months ended March 31, 2001 of $629,986, a 773% improvement on the net loss reported for the three months ended March 31, 2000 of $93,552.

With effect from March 9, 2001, the Company has sold and transferred the ongoing sales and support within the voice & data segment of IPC financial trading systems (voice dealing room turrets) and the support of financial market customers currently using the VBand Viax Systems to IPC Australia Pty Limited. The sale consisted of the company giving up it's right to the distribution of the product in the financial markets area, transferring staff related to the product market with their entitlements, the sale of stock on hand and the assignment of service/maintenance agreements of customers in relation to the same market area, for an agreed price. The company will continue to sell the product in the emergency services and public safety markets.

The trading performance of the Voice and Data Division for the three months ended March 31, 2001 does not include any revenues or gross profit associated with the sales of voice dealing room turrets in the financial markets.

A detailed explanation of the results by operating division follows.

FLEXEMESSAGING (FORMERLY FLEXIFAX GLOBAL SERVICES) DIVISION

Revenues. Revenue decreased 24% to $578,421 for the three months ended March 31, 2001 from $765,365 for the three months ended March 31, 2000. This was due to tough trading conditions imposed by the introduction in Australia of the new Goods and Services Tax, the significant business activity slowdown and significant foreign exchange currency fluctuations.

Cost of sales. Cost of sales comprises domestic, long distance and international termination charges. These are variable costs based on actual volumes. Cost of sales amounted to $230,130 for the three months ended March 31, 2001 compared to $434,219 for the prior period. Cost of sales as a percentage of revenue decreased to 40 % for the three months ended March 31, 2001, compared to 57% for the corresponding period. This was as a result of lower delivery costs negotiated with carriers and strong emphasis placed on maximizing operating efficiencies per customer.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation, and other expenses incurred in running the operation. Total operating expenses for the three months ended March 31, 2001 amounted to $328,594resulting in an improvement of 4 % as compared to $342,712 in the corresponding period. This reduction was a result of continued tight management control over expenses.

VOICE AND DATA DIVISION

Revenues. Revenues consist of sales from systems integration solutions for voice, call center, electronic display, paging, call recording and data applications. Revenues decreased 65 % to $386,525 for the three months ended March 31, 2001, from $1,095,309 for the three months ended March 31, 2000. This is due largely to a decrease in sales activity from the turret business as a result of the sale of the financial market turret business to IPC Inc as well as the significant foreign exchange currency fluctuations.

Cost of sales. Cost of sales consists of the purchase of third party products that are necessary to complete the systems integration solution. Cost of sales for the three months ended March 31, 2001 amounted to $169,038 compared to $432,962 for the comparative quarter as a result of decreased sales volume. Cost of sales as a percentage of revenue increased to 44% for the current fiscal period from 40% for the three months ended March 31, 2000.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation and other expenses incurred in running the operation. Total operating expenses for the three months ended March 31, 2001 amounted to $376,308 a decrease of 42 % compared to $645,288 in the corresponding period. Depreciation was $21,679 for the three months ended March 31, 2001, compared to $28,648 in the prior period.

RESULTS OF OPERATIONS AND FINANCIAL POSITION FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000

Management's discussion and analysis of operations for the nine month period ended March 31, 2001 and 2000 are on the converted US dollar figures. References have been made to certain figures before taking into account the effect of the foreign currency translation adjustment where necessary.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated revenues decreased by 10% to $5,443,307 for the nine months ended March 31, 2001, as compared to $6,081,691 for the nine months ended March 31, 2000. As a result of decrease sales, cost of sales decreased to $2,310,647 from $3,003,363 in the prior period. Cost of sales as a percentage of revenue decreased to 42 %, down from 49% in the corresponding period. Total operating expenses decreased 34 % to $3,195,964 from $4,876,023 (including restructuring costs) in the prior period. The sale of the financial market turret business to IPC generated a net profit of $918,575. The net profit for the nine months ended March 31, 2001 was $825,561, a significant improvement on the net loss (including restructuring costs) reported for the nine months ended March 31, 2000 of $1,817,705. On excluding restructuring costs, the net profit for the nine months ended 31 March 2001, was $825,561, a significant improvement on the net loss of $1,091,970 for the nine months ended March 31, 2000.

With effect from March 9, 2001, the Company has sold and transferred the ongoing sales and support within the voice & data segment of IPC financial trading systems (voice dealing room turrets) and the support of financial market customers currently using the VBand Viax Systems to IPC Australia Pty Limited. The sale consisted of the company giving up it's right to the distribution of the product in the financial markets area, transferring staff related to the product market with their entitlements, the sale of stock on hand and the assignment of service/maintenance agreements of customers in relation to the same market area, for an agreed price. The company will continue to sell the product in the emergency services and public safety markets.

The absence of sales from voice dealing room turrets in the financial markets will have an adverse effect on the Company's sales and profitability. For the three months ended March 31, 2001 no revenues or gross profit associated with the sales of voice dealing room turrets in the financial markets have been recorded. However in the first six months of the current year, the voice turret activity in the financial markets generated $700,472 in project revenue, $124,430 in maintenance revenue, with a gross profit margin of $673,719. This represents 27% of revenue and 38% of gross margin of the Voice and Data Division, which will no longer be reflected. Project revenue represents revenue derived from customer orders for the sale, integration and installation of the voice dealing room turret systems, which is non recurring in nature. Maintenance revenue represents revenue derived from the service and maintenance of the voice dealing room turret systems and is mainly recurring in nature. Management is in discussion with several parties with a view to adding new products and services, which will replace the revenue and profitability generated from the sales of voice dealing room turrets in the financial markets.

A detailed explanation of the results by operating division follows.

FLEXEMESSAGING (FORMERLY FLEXIFAX GLOBAL SERVICES) DIVISION

Revenues. Revenue (excluding revenues generated from the customer base now serviced by Xpedite, formerly Premiere) decreased 16% to $1,942,663 for the nine months ended March 31, 2001 from $2,283,265 for the nine months ended March 31, 2000. This was due to tough trading conditions imposed by the introduction in Australia of the new Goods and Services Tax, the significant business activity slowdown and foreign exchange currency fluctuations. Total Flexemessaging revenue decreased 22 % to $1,991,826 for the nine months ended March 31, 2001 from $2,564,289 for the nine months ended March 31, 2000. This is a result of lower revenues reported from those countries where the Division has transferred the customer base to Xpedite (formerly Premiere). In addition, in local Australian dollar terms, excluding revenue generated now being serviced by Xpedite, sales have only fallen by 2%. The large deviation in percentage terms is due to the currency exchange fluctuations. As a result of the outsourcing of our network, the Company will only report a percentage of the revenue generated by the customer base, now serviced by Xpedite. Revenues generated from the customer base now serviced by Xpedite amounted to $49,163 for the nine months ended March 31, 2001 as compared to $281,024 for the nine months ended March 31, 2000.

Cost of sales. Cost of sales comprises domestic, long distance and international termination charges. These are variable costs based on actual volumes. Cost of sales amounted to $844,503 for the nine months ended March 31, 2001 compared to $1,443,667 for the prior period. Cost of sales as a percentage of revenue decreased to 42 % for the nine months ended March 31, 2001, compared to 56% for the corresponding period, directly as a result of the outsourcing of the delivery network to Xpedite, which has resulted in lower overall total delivery costs and a lower total cost of ownership.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation, and other expenses incurred in running the operation. Total operating expenses for the nine months ended March 31, 2001 amounted to $1,118,036 resulting in an improvement of 54 % as compared to $2,435,290 in the corresponding period. A non-recurring charge relating to reorganization costs of $725,735 was incurred in the nine months ended March 31, 2000. Excluding the reorganization costs, the operating expenses amounted to $1,709,555 resulting in an improvement of 35% as compared to $1,118,036 for the nine months ended March 31, 2000. This reduction was a result of achieving a lower operating cost structure following the outsourcing of the delivery network and tight management control over expenses.

VOICE AND DATA DIVISION

Revenues. Revenues consist of sales from systems integration solutions for voice, call center, electronic display, paging, call recording and data applications. Revenues decreased 2% to $3,451,481 for the nine months ended March 31, 2001, from $3,517,402 for the nine months ended March 31, 2000.

Cost of sales. Cost of sales consists of the purchase of third party product, necessary to complete the systems integration solution. Cost of sales for the nine months ended March 31, 2001 amounted to $1,466,144 compared to $1,559,696 for the comparative quarter. Cost of sales as a percentage of revenue decreased to 42% for the current fiscal period from 44% for the nine months ended March 31, 2000.

Total operating expenses. Total operating expenses consist of expenses associated with staff, premises, communications, travel, group management fees, depreciation and other expenses incurred in running the operation. Total operating expenses for the nine months ended March 31, 2001 amounted to $1,539,478 a decrease of 29 % compared to $2,180,471 in the corresponding period. Depreciation was $73,744 for the nine months ended March 31, 2001, compared to $91,368 in the prior period.

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

In September 1997, the Company arranged an unlimited working capital-based facility with Scottish Pacific Business Finance Limited ("Scottish Pacific"), with respect of the Australian domiciled customers of Flexemessaging. In accordance with Scottish Pacific lending criteria, this facility has been secured by a lien over the assets of Trade Wind Marketing Pty Ltd (a wholly owned subsidiary of TWG) as well as guaranteed by TWG and its subsidiaries. Interest is charged at the highest of the prevailing rates of either Westpac Banking Corporation, Australia and New Zealand Banking Group Limited or National Australia Bank Limited plus a margin of 2%. The prevailing interest rate at March 31, 2001 was 11.65% (2000: 10.31%). Funds under the facility are advanced based on sales invoices with repayment of such advanced funds being made from payments received relating to the invoices and other working capital and external sources. The outstanding balance owing to Scottish Pacific as at March 31, 2001 was $35,052. The original term of this agreement was for a 12-month period with automatic renewal. This agreement may be terminated by Scottish Pacific by giving one month's notice or by the Company giving three month's notice. If the Company terminated this facility, paying off the outstanding balance would result in the Company having direct access to all the receipts on the outstanding invoices for working capital purposes.

Cash used by operating activities was $1,847,241 for the nine months ended March 31, 2001, compared to $541,931 for the nine months ended March 31, 2000. Cash from Accounts receivable increased by $883,546 for the nine months ended March 31, 2001 compared to a decrease of $837,216 in the prior period as a result of better credit management and more focus being placed on collections and receipt of outstanding receivables. Accounts payable and other accruals decreased by

$2,906,334 compared to an increase of $3,307,660 in the prior comparative year, mainly as a result of a large trade payable incurred in the previous half year being paid in this half year.

Cash generated from investing activities, amounted to $535,178 for the year nine months March 31, 2001, compared to $114,666 being invested in the corresponding period in 2000, as a result of proceeds received from the sale of the voice dealing room turrets for the financial markets.

Cash used in financing activities, amounted to $157,926 primarily as a result of an Intercompany loan as compared to generating $746,755 in the prior year primarily as a result of obtaining loans in the nine months ended March 31, 2000.

Cash and equivalents increased to $374,928 for the nine months ended March 31, 2001, compared to $203,434 in the previous year.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

On September 1, 2000, the Board of Directors of the Company approved an exchange offer proposal from its major shareholder, TWC, whereby the Company would become a wholly owned subsidiary of TWC and TWC would then merge the Company into a newly created subsidiary located in Bermuda. Under this proposal, TWC would become the successor issuer to the Company (pursuant to Rule 12g-3(a) and (f) of the Securities Exchange Act of 1934, as amended) providing the shareholders with the continued benefit of the Company's present reporting status through TWC, as well as TWC's existing listing on the Canadian Ventures Exchange. The Company would then be reorganized under the laws of Bermuda which would allow management to more efficiently and cost effectively manage the Company and seek to raise funds in Australia and Canada where the Company and TWC's reputations are better known. Specifically, TWC proposes to exchange 1.754880714 of its shares for each outstanding share of common stock of the Company on the record date of October 5, 2000 pursuant to the terms of an Arrangement Agreement and in accordance with
Section 99 of the Bermuda Companies Act and the Idaho General Business Corporations Laws.

The Board requested and received an opinion of Horwath Investment Services Pty Ltd supporting its determination that the exchange ratio and transaction is fair and reasonable. Accordingly, proxy materials describing the transaction and providing notice of a special meeting to be held on March 29, 2001 at 5:00 p.m. Eastern Standard Time were distributed to all shareholders of record as of the record date of October 5, 2000 and filed with the Securities and Exchange Commission on or about March 9, 2001. Such Definitive Proxy Statement filed on or about March 9, 2001 is hereby incorporated by reference. A majority of the shareholders of the Company approved the exchange transaction at the special meeting held on March 29, 2001. As of March 29, 2001 at the special meeting, the Company had received votes from holders of 9,940,578 shares of Common Stock, $.001 par value, of the Company either in person or by proxy, representing 97.456% of the shares of Common Stock entitled to vote at such special meeting. 9,001,735 shares out of the 9,940,578 shares present in person or by proxy at the special meeting voted to approve the exchange transaction, representing 90.5% of those present, with the remaining votes being broker "non-votes" which were counted as a vote against the proposal. However, on April 2, 2001, supplemental broker votes were submitted to the Company by mail which were not counted as such were not received timely from the service provider. Even though such votes were not counted for purposes of the special meeting, the resulting vote if such votes were included would have resulted in 8,817,335 shares out of 9,940,578 (representing 88.7% of those present) voting for, 429,225 shares voting against and 45,000 shares abstaining with 649,018 shares representing "non-votes" of brokers. The TWC shareholders also approved the exchange transaction on November 9, 2000 at a special meeting of shareholders.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

a.   EXHIBITS.

b.   REPORTS ON FORM 8-K

     Form 8-K, filed on April 4, 2001 with the Securities and Exchange Commission regarding shareholder approval of the exchange transaction is hereby incorporated by reference.


------------------

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FLEXEMESSAGING.COM, INC.
                                        (Registrant)

Date:  May 21, 2001
                                        /s/ Nicholas Bird
                                        ----------------------------------------
                                        Nicholas Bird, President